Form 10-Q
period 2025-03-29
LEAR CORP
filed 2025-05-06
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, the number of shares outstanding of the registrant's common stock was 53,463,492 shares.

LEAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2025
INDEX

2

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2024.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 29, 2025 (1)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$779.9	$1,052.9
Accounts receivable	4,224.2	3,589.3
Inventories	1,681.5	1,601.1
Other	1,030.2	940.8
Total current assets	7,715.8	7,184.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,846.9	2,833.4
Goodwill	1,723.2	1,699.2
Other	2,337.4	2,310.8
Total long-term assets	6,907.5	6,843.4
Total assets	$14,623.3	$14,027.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26.8	$26.7
Accounts payable and drafts	3,631.6	3,250.5
Accrued liabilities	2,186.7	2,167.6
Current portion of long-term debt	2.2	2.2
Total current liabilities	5,847.3	5,447.0
LONG-TERM LIABILITIES:
Long-term debt	2,733.0	2,733.3
Other	1,218.4	1,246.2
Total long-term liabilities	3,951.4	3,979.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of March 29, 2025 and December 31, 2024	0.6	0.6
Additional paid-in capital	1,073.9	1,077.4
Common stock held in treasury, 11,108,852 and 10,993,851 shares as of March 29, 2025 and December 31, 2024, respectively, at cost	(1,425.7)	(1,423.6)
Retained earnings	5,959.3	5,931.0
Accumulated other comprehensive loss	(949.7)	(1,133.7)
Lear Corporation shareholders' equity	4,658.4	4,451.7
Noncontrolling interests	166.2	149.3
Equity	4,824.6	4,601.0
Total liabilities and equity	$14,623.3	$14,027.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$5,560.3	$5,994.6

Cost of sales	5,201.1	5,596.5
Selling, general and administrative expenses	172.4	186.5
Amortization of intangible assets	5.2	15.1
Interest expense, net	25.8	26.1
Other expense, net	20.4	13.5
Consolidated income before provision for income taxes and equity in net income of affiliates	135.4	156.9
Provision for income taxes	45.2	40.5
Equity in net income of affiliates	(12.3)	(10.5)
Consolidated net income	102.5	126.9
Less: Net income attributable to noncontrolling interests	21.8	17.3
Net income attributable to Lear	$80.7	$109.6

Basic net income per share attributable to Lear (Note 13)	$1.50	$1.91

Diluted net income per share attributable to Lear (Note 13)	$1.49	$1.90

Cash dividends declared per share	$0.77	$0.77

Average common shares outstanding	53,916,073	57,251,970

Average diluted shares outstanding	54,227,394	57,569,739

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$287.2	$58.5
Less: Comprehensive income attributable to noncontrolling interests	22.5	15.1
Comprehensive income attributable to Lear	$264.7	$43.4
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 29, 2025
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at January 1, 2025	$0.6	$1,077.4	$(1,423.6)	$5,931.0	$(1,133.7)	$4,451.7
Comprehensive income:
Net income	—	—	—	80.7	—	80.7
Other comprehensive income	—	—	—	—	184.0	184.0
Total comprehensive income	—	—	—	80.7	184.0	264.7
Stock-based compensation	—	20.8	—	—	—	20.8
Net issuance of 148,002 shares held in treasury in settlement of stock-based compensation	—	(24.3)	23.0	(8.7)	—	(10.0)
Repurchase of 263,003 shares of common stock at average price of $95.06 per share	—	—	(25.1)	—	—	(25.1)
Dividends declared to Lear Corporation shareholders	—	—	—	(43.7)	—	(43.7)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at March 29, 2025	$0.6	$1,073.9	$(1,425.7)	$5,959.3	$(949.7)	$4,658.4

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 29, 2025
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2025	$4,451.7	$149.3	$4,601.0
Comprehensive income:
Net income	80.7	21.8	102.5
Other comprehensive income	184.0	0.7	184.7
Total comprehensive income	264.7	22.5	287.2
Stock-based compensation	20.8	—	20.8
Net issuance of 148,002 shares held in treasury in settlement of stock-based compensation	(10.0)	—	(10.0)
Repurchase of 263,003 shares of common stock at average price of $95.06 per share	(25.1)	—	(25.1)
Dividends declared to Lear Corporation shareholders	(43.7)	—	(43.7)
Dividends declared to noncontrolling interest holders	—	(5.6)	(5.6)
Balance at March 29, 2025	$4,658.4	$166.2	$4,824.6

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	(66.2)	(66.2)
Total comprehensive income (loss)	—	—	—	109.6	(66.2)	43.4
Stock-based compensation	—	18.6	—	—	—	18.6
Net issuance of 129,082 shares held in treasury in settlement of stock-based compensation	—	(29.9)	18.1	(1.0)	—	(12.8)
Repurchase of 215,774 shares of common stock at average price of $139.50 per share	—	—	(30.2)	—	—	(30.2)
Dividends declared to Lear Corporation shareholders	—	—	—	(44.9)	—	(44.9)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at March 30, 2024	$0.6	$1,039.2	$(1,056.7)	$5,664.8	$(755.0)	$4,892.9

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2024
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	109.6	17.3	126.9
Other comprehensive loss	(66.2)	(2.2)	(68.4)
Total comprehensive income (loss)	43.4	15.1	58.5
Stock-based compensation	18.6	—	18.6
Net issuance of 129,082 shares held in treasury in settlement of stock-based compensation	(12.8)	—	(12.8)
Repurchase of 215,774 shares of common stock at average price of $139.50 per share	(30.2)	—	(30.2)
Dividends declared to Lear Corporation shareholders	(44.9)	—	(44.9)
Dividends declared to noncontrolling interest holders	—	(63.6)	(63.6)
Balance at March 30, 2024	$4,892.9	$93.3	$4,986.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Consolidated net income	$102.5	$126.9
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	147.7	155.3
Net change in recoverable customer engineering, development and tooling	(11.3)	(35.9)
Net change in working capital items (see below)	(393.2)	(297.0)
Other, net	26.6	16.1
Net cash used in operating activities	(127.7)	(34.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(104.0)	(113.6)
Other, net	37.0	2.7
Net cash used in investing activities	(67.0)	(110.9)
Cash Flows from Financing Activities:
Repurchases of common stock	(25.0)	(44.6)
Dividends paid to Lear Corporation shareholders	(43.3)	(45.5)
Dividends paid to noncontrolling interests	(5.6)	—
Other, net	(10.1)	(13.8)
Net cash used in financing activities	(84.0)	(103.9)
Effect of foreign currency translation	6.0	(16.7)
Net Change in Cash, Cash Equivalents and Restricted Cash	(272.7)	(266.1)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,055.4	1,198.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$782.7	$932.4

Changes in Working Capital Items:
Accounts receivable	$(566.1)	$(518.7)
Inventories	(47.6)	1.5
Accounts payable	323.5	296.9
Accrued liabilities and other	(103.0)	(76.7)
Net change in working capital items	$(393.2)	$(297.0)

Supplementary Disclosure:
Cash paid for interest	$25.5	$24.6
Cash paid for income taxes, net of refunds received	$58.1	$50.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
Lear Corporation ("Lear," and together with its consolidated subsidiaries, the "Company") and its affiliates design, develop, engineer and manufacture complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), low-voltage power distribution products and electronic controllers. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.
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
(2) Restructuring
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2025	$100.0
Provision for employee termination benefits	74.8
Payments, utilizations and foreign currency	(64.1)
Balance at March 29, 2025	$110.7
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Employee termination benefits	$74.8	$48.4
Asset impairments:
Property, plant and equipment	2.7	0.2
Right-of-use assets	0.1	—
Contract termination costs	2.0	1.1
Other related costs	4.0	3.9
	$83.6	$53.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restructuring charges by income statement line item are shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of sales	$75.4	$47.6
Selling, general and administrative expenses	7.9	6.0
Other expense, net	0.3	—
	$83.6	$53.6
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Seating	$61.2	$43.4
E-Systems	16.3	8.4
Other	6.1	1.8
	$83.6	$53.6
The Company expects to incur approximately $24 million and approximately $18 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of March 29, 2025, and expects that the components of such costs will be consistent with its historical experience.
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
A summary of inventories is shown below (in millions):

	March 29, 2025	December 31, 2024
Raw materials	$1,269.8	$1,206.7
Work-in-process	124.5	124.3
Finished goods	493.4	477.0
Reserves	(206.2)	(206.9)
Inventories	$1,681.5	$1,601.1
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
During the first three months of 2025 and 2024, the Company capitalized $75.8 million and $64.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2025 and 2024, the Company also capitalized $35.7 million and $50.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first three months of 2025 and 2024, the Company collected $104.2 million and $79.2 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	March 29, 2025	December 31, 2024
Current	$271.3	$248.3
Long-term	138.0	141.6
Recoverable customer E&D and tooling	$409.3	$389.9
(5) Long-Lived Assets
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
A summary of property, plant and equipment is shown below (in millions):

	March 29, 2025	December 31, 2024
Land	$101.3	$98.6
Buildings and improvements	913.5	898.3
Machinery and equipment	5,665.7	5,485.2
Construction in progress	343.0	335.8
Total property, plant and equipment	7,023.5	6,817.9
Less – accumulated depreciation	(4,176.6)	(3,984.5)
Property, plant and equipment, net	$2,846.9	$2,833.4
Depreciation expense was $142.5 million and $140.2 million in the three months ended March 29, 2025 and March 30, 2024, respectively.
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
In the first three months of 2025 and 2024, the Company recognized property, plant and equipment impairment charges of $2.7 million and $0.2 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first three months of 2024, the Company recognized additional property, plant and equipment impairment charges of $4.1 million. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
Assets Held for Sale
As of March 29, 2025 and December 31, 2024, the Company has assets classified as held for sale of $3.2 million and $47.4 million, respectively. The criteria for classification as held for sale have been met, as management is committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
initiated, the sale is probable and expected to be completed within one year, and the assets are being marketed at a price that is reasonable in relation to their current fair value.
As of December 31, 2024, $42.0 million of the assets held for sale were in connection with the then-pending disposal of a non-core business in the Company's Seating segment. The sale was completed in the first quarter of 2025. Accordingly, the assets classified as held from sale have been removed from the balance sheet as of March 29, 2025.
In the three months ended March 29, 2025, an incremental loss of $3.3 million on the disposal of the non-core business was recognized to reflect adjustments to the carrying values of the assets and transaction expenses. The loss is included in other expense, net in the accompanying condensed consolidated statement of comprehensive income. Proceeds from the sale of $35.9 million are included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows.
The remaining assets held for sale as of March 29, 2025 and December 31, 2024, are primarily buildings and improvements.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended March 29, 2025, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2025	$1,305.9	$393.3	$1,699.2
Foreign currency translation and other	19.3	4.7	24.0
Balance at March 29, 2025	$1,325.2	$398.0	$1,723.2
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
There was no impairment of goodwill in the first three months of 2025 and 2024. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of March 29, 2025 and December 31, 2024, the Company had lines of credit from banks totaling $357.4 million and $342.5 million, respectively. As of March 29, 2025 and December 31, 2024, the Company had short-term debt balances outstanding related to draws on its lines of credit of $26.8 million and $26.7 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	March 29, 2025
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$100.0	$(0.3)	$—	$99.7	5.555%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.1)	(0.9)	548.0	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.3)	(0.5)	373.2	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.4)	(0.4)	348.2	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.1)	(0.5)	347.4	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.3)	12.0	631.7	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.0	—	—	41.0	N/A
	$2,741.0	$(15.0)	$9.2	2,735.2
Less — Current portion				(2.2)
Long-term debt				$2,733.0

	December 31, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$100.0	$(0.3)	$—	$99.7	5.835%
2027 Notes	550.0	(1.2)	(1.1)	547.7	3.885%
2029 Notes	375.0	(1.4)	(0.5)	373.1	4.288%
2030 Notes	350.0	(1.5)	(0.4)	348.1	3.525%
2032 Notes	350.0	(2.2)	(0.6)	347.2	2.624%
2049 Notes	625.0	(5.4)	12.2	631.8	5.103%
2052 Notes	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.9	—	—	41.9	N/A
	$2,741.9	$(15.5)	$9.1	2,735.5
Less — Current portion				(2.2)
Long-term debt				$2,733.3

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
As of March 29, 2025, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2027.
As of March 29, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of March 29, 2025, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of March 29, 2025	Minimum	Maximum	Rate as of March 29, 2025
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of March 29, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
As of March 29, 2025, the Company had $100.0 million outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"), maturing on May 1, 2026. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of March 29, 2025, the interest rate was 5.555%. The Term Loan contains the same covenants as the Credit Agreement.
As of March 29, 2025, the Company was in compliance with all covenants under the Term Loan.
Other
As of March 29, 2025 and December 31, 2024, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and finance lease agreements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	March 29, 2025	December 31, 2024
Right-of-use assets under operating leases:
Other long-term assets	$708.9	$699.8
Lease obligations under operating leases:
Accrued liabilities	$158.9	$152.6
Other long-term liabilities	586.8	582.5
	$745.7	$735.1
Maturities of lease obligations as of March 29, 2025, are shown below (in millions):

March 29, 2025
2025 (1)	$139.6
2026	166.4
2027	140.2
2028	111.8
2029	81.1
Thereafter	197.5
Total undiscounted cash flows	836.6
Less: Imputed interest	(90.9)
Lease obligations under operating leases	$745.7
(1)     For the remaining nine months
In the first quarter of 2025, the Company entered into an operating lease with a lease term of ten years that is expected to commence in the second quarter of 2025. The right-of-use asset and related lease obligation are expected to be approximately $5.5 million.
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$39.5	$53.1
Operating cash flows:
Cash paid related to operating lease obligations	$47.9	$48.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease expense	$47.1	$47.3
Short-term lease expense	5.2	5.6
Variable lease expense	1.7	2.1
Total lease expense	$54.0	$55.0
In the three months ended March 29, 2025, the Company recognized impairment charges of $0.1 million related to its right-of-use assets in conjunction with its restructuring actions (Note 2, "Restructuring"). In the three months ended March 30, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
The weighted average lease term and discount rate for operating leases are shown below:

March 29, 2025
Weighted average remaining lease term	Six years
Weighted average discount rate	3.9%
The Company is party to finance lease agreements, which are not material to the accompanying condensed consolidated financial statements (Note 7, "Debt").
For further information related to the Company's leases, see Note 7, "Leases," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(9) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering certain eligible employees in the United States and certain foreign countries. The Company also sponsors postretirement benefit plans (primarily for the continuation of medical benefits) covering certain eligible retirees in the United States and Canada.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 29, 2025		March 30, 2024
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.9	$—	$1.0
Interest cost	4.5	3.7	5.1	3.9
Expected return on plan assets	(4.1)	(3.7)	(5.3)	(3.7)
Amortization of actuarial loss	0.1	0.4	0.2	0.5
Settlement gain	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$0.4	$1.3	$(0.1)	$1.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 29, 2025		March 30, 2024
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.2
Amortization of actuarial gain	(0.7)	(0.1)	(0.8)	(0.1)
Net periodic benefit (credit) cost	$(0.3)	$0.1	$(0.4)	$0.1
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2025 and 2024, revenue recognized related to prior years represented approximately 2% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of March 29, 2025 and December 31, 2024, there were no significant contract liabilities recorded. Further, in the first three months of 2025 and 2024, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	March 29, 2025			March 30, 2024
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,805.9	$442.9	$2,248.8	$2,000.0	$475.9	$2,475.9
Europe and Africa	1,448.4	613.7	2,062.1	1,622.1	631.7	2,253.8
Asia	776.3	295.3	1,071.6	714.6	345.1	1,059.7
South America	120.5	57.3	177.8	140.9	64.3	205.2
	$4,151.1	$1,409.2	$5,560.3	$4,477.6	$1,517.0	$5,994.6

(11) Other Expense, Net
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Other expense	$20.8	$19.0
Other income	(0.4)	(5.5)
Other expense, net	$20.4	$13.5
In the three months ended March 29, 2025, other expense includes net foreign currency transaction losses of $10.0 million, including losses of $1.5 million related to the hyper-inflationary environment in Argentina. Other expense also includes a loss of $3.3 million related to the disposal of a non-core business.
In the three months ended March 30, 2024, other expense includes net foreign currency transaction losses of $11.3 million, including losses of $6.3 million related to the hyper-inflationary environment in Argentina.
(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 29, 2025 and March 30, 2024, is shown below (in millions, except effective tax rates):

	Three Months Ended
	March 29, 2025	March 30, 2024
Provision for income taxes	$45.2	$40.5
Pretax income before equity in net income of affiliates	$135.4	$156.9
Effective tax rate	33.4%	25.8%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Restructuring charges and various other items	$10.2	$13.3
Share-based compensation	(1.5)	(0.6)
	$8.7	$12.7
Excluding the items above, the effective tax rate for the first three months of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
For further information related to the Company's income taxes, see Note 8, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income attributable to Lear	$80.7	$109.6

Average common shares outstanding	53,916,073	57,251,970
Dilutive effect of common stock equivalents	311,321	317,769
Average diluted shares outstanding	54,227,394	57,569,739

Basic net income per share attributable to Lear	$1.50	$1.91

Diluted net income per share attributable to Lear	$1.49	$1.90
(14) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss in the three months ended March 29, 2025, is shown below (in millions):

Three Months Ended March 29, 2025
Defined benefit plans:
Balance at beginning of period	$(91.1)
Reclassification adjustments (net of tax benefit of $0.1 million)	(0.3)
Other comprehensive loss recognized during the period	(0.1)
Balance at end of period	$(91.5)
Derivative instruments and hedging:
Balance at beginning of period	$(133.7)
Reclassification adjustments (net of tax expense of $2.7 million)	9.9
Other comprehensive income recognized during the period (net of tax expense of $17.4 million)	65.2
Balance at end of period	$(58.6)
Foreign currency translation:
Balance at beginning of period	$(908.9)
Other comprehensive income recognized during the period (net of tax benefit of $1.3 million)	109.3
Balance at end of period	$(799.6)

Total accumulated other comprehensive loss	$(949.7)
In the three months ended March 29, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real, relative to the U.S. dollar and also include net investment hedge losses of $6.1 million.
A summary of changes, net of tax, in accumulated other comprehensive loss in the three months ended March 30, 2024, is shown below (in millions):

Three Months Ended March 30, 2024
Defined benefit plans:
Balance at beginning of period	$(107.3)
Reclassification adjustments	(0.3)
Other comprehensive income recognized during the period (net of tax benefit of $0.3 million)	0.4
Balance at end of period	$(107.2)
Derivative instruments and hedging:
Balance at beginning of period	$107.9
Reclassification adjustments (net of tax benefit of $9.3 million)	(34.9)
Other comprehensive income recognized during the period (net of tax expense of $13.1 million)	48.4
Balance at end of period	$121.4
Foreign currency translation:
Balance at beginning of period	$(689.4)
Other comprehensive loss recognized during the period (net of tax expense of $0.6 million)	(79.8)
Balance at end of period	$(769.2)

Total accumulated other comprehensive loss	$(755.0)
In the three months ended March 30, 2024, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Chinese renminbi, relative to the U.S. dollar and also include pretax losses of $0.1 million

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future and net investment hedge gains of $2.9 million.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 9, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 17, "Financial Instruments."
Lear Corporation Shareholders' Equity
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases. As of March 29, 2025, the Company has repurchased, in aggregate, $5.6 billion of its outstanding common stock, at an average price of $94.55 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2026.
Share repurchases in the first three months of 2025 and the remaining repurchase authorization as of March 29, 2025, are shown below (in millions, except for share and per share amounts):

Three Months Ended March 29, 2025				As of March 29, 2025
Aggregate Repurchases (1)	Cash Paid for Repurchases (1)	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$25.0	$25.0	263,003	$95.06	$1,074.9
(1)     Excludes excise tax and commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first quarters of 2025 and 2024.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Dividends declared	$43.7	$44.9
Dividends paid	43.3	45.5
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(15) Legal and Other Contingencies
As of March 29, 2025 and December 31, 2024, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $16.3 million and $13.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.

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
Product Liability, Warranty and Recall Matters
In the event that use of the Company's products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorneys' fees and costs. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required or requested by its customers to support warranty costs or to participate in a recall or other corrective action involving such products. The Company is party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with warranty and recall matters, and certain of the Company's customers have asserted such claims against the Company. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims.
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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters in the three months ended March 29, 2025, is shown below (in millions):

Balance at January 1, 2025	$27.3
Expense, net (including changes in estimates)	2.9
Settlements	(1.8)
Foreign currency translation and other	1.3
Balance at March 29, 2025	$29.7
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
As of March 29, 2025 and December 31, 2024, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
The Company's chief operating decision maker ("CODM") is Raymond E. Scott, President and Chief Executive Officer. Each of the Company's operating segments reports its results from operations and makes its requests for capital expenditures directly to the CODM. The CODM assesses the operating performance of each segment based on segment earnings (as defined below), which is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company's production processes generally make use of an hourly workforce, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.

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
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended March 29, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,151.1	$1,409.2	$—	$5,560.3
Intersegment revenues (1)	1.2	63.4	(64.6)	—
Less (2):
Cost of sales	3,845.9	1,377.4	(22.2)	5,201.1
Gross margin	306.4	95.2	(42.4)	359.2
Selling, general and administrative	85.5	35.5	51.4	172.4
Amortization of intangibles	3.4	1.8	—	5.2
Intersegment support activities	1.8	2.4	(4.2)	—
Segment earnings (3)	$215.7	$55.5	$(89.6)	181.6
Reconciliation of segment earnings:
Interest expense, net				25.8
Other expense, net				20.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$135.4

	Three Months Ended March 30, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,477.6	$1,517.0	$—	$5,994.6
Intersegment revenues (1)	0.7	57.6	(58.3)	—
Less (2):
Cost of sales	4,138.5	1,471.0	(13.0)	5,596.5
Gross margin	339.8	103.6	(45.3)	398.1
Selling, general and administrative	87.0	42.0	57.5	186.5
Amortization of intangibles	9.8	5.3	—	15.1
Intersegment support activities	1.4	2.2	(3.6)	—
Segment earnings (3)	$241.6	$54.1	$(99.2)	196.5
Reconciliation of segment earnings:
Interest expense, net				26.1
Other expense, net				13.5
Consolidated income before provision for income taxes and equity in net income of affiliates				$156.9
(1)     Intersegment transactions are accounted for at values comparable to unaffiliated third-party transactions.
(2)     The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)     See definition above.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other segment related disclosures are shown below (in millions):

	Three Months Ended March 29, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$90.8	$46.4	$5.3	$142.5
Capital expenditures	70.4	28.7	4.9	104.0
Inventories	860.9	820.6	—	1,681.5
Total assets	8,694.6	4,054.1	1,874.6	14,623.3

	Three Months Ended March 30, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$90.8	$44.3	$5.1	$140.2
Capital expenditures	63.6	45.6	4.4	113.6
Inventories	925.4	810.0	—	1,735.4
Total assets	8,867.0	4,084.7	1,920.3	14,872.0
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

	March 29, 2025	December 31, 2024
Estimated aggregate fair value (1)	$2,387.3	$2,373.2
Aggregate carrying value (1) (2)	2,700.0	2,700.0
(1)    Excludes "other" debt
(2)    Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	March 29, 2025	March 30, 2024
Balance sheet:
Cash and cash equivalents	$779.9	$930.4
Restricted cash included in other current assets	2.3	0.4
Restricted cash included in other long-term assets	0.5	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$782.7	$932.4
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of March 29, 2025 and December 31, 2024, accounts receivable are reflected net of reserves of $27.2 million and $27.3 million, respectively. Changes in expected credit losses were not significant in the first three months of 2025.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	March 29, 2025	December 31, 2024
Other current assets	$5.4	$6.6
Other long-term assets	82.0	82.6
	$87.4	$89.2
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
Equity Securities Without Readily Determinable Fair Values
As of March 29, 2025 and December 31, 2024, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million as of March 29, 2025 and December 31, 2024.
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies and the Philippine peso.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended March 29, 2025 and March 30, 2024, contra interest expense on net investment hedges of $0.6 million is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.

Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	March 29, 2025	December 31, 2024
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$23.3	$16.1
Other long-term assets	12.0	0.5
Other current liabilities	(59.7)	(105.4)
Other long-term liabilities	(31.3)	(61.6)
	(55.7)	(150.4)
Notional amount	$2,604.8	$2,605.7
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other current assets	$1.0	$—
Other long-term assets	—	7.1
	1.0	7.1
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	12	15
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$1.2	$2.3
Other current liabilities	(1.0)	(6.1)
	0.2	(3.8)
Notional amount	$376.7	$481.7
Outstanding maturities in months, not to exceed	1	1
Total fair value	$(54.5)	$(147.1)
Total notional amount	$3,131.5	$3,237.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$82.6	$61.5
Net investment hedge contracts	(6.1)	2.9
	76.5	64.4
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.5)	(1.4)
Cost of sales	12.5	(43.4)
Interest expense, net	0.6	0.6
	12.6	(44.2)
Comprehensive income	$89.1	$20.2
As of March 29, 2025 and December 31, 2024, pretax net losses of $49.1 million and $138.2 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net losses expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$(36.4)
Interest rate swap contracts	(2.4)
Total	$(38.8)
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 29, 2025 and December 31, 2024, are shown below (in millions):

	March 29, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(55.5)	Market/ Income	$—	$(55.5)	$—
Net investment hedge contracts	Recurring	1.0	Market/ Income	—	1.0	—
Marketable equity securities	Recurring	87.4	Market	87.4	—	—

	December 31, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(154.2)	Market/ Income	$—	$(154.2)	$—
Net investment hedge contracts	Recurring	7.1	Market/ Income	—	7.1	—
Marketable equity securities	Recurring	89.2	Market	89.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 29, 2025 and December 31, 2024, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2025.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the three months ended March 29, 2025 and March 30, 2024, the Company completed impairment assessments and recorded related impairment charges of $2.7 million and $4.3 million, respectively, related to its property, plant and equipment and $0.1 million and $0.9 million, respectively, related to its right-of-use assets. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of March 29, 2025, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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

LEAR CORPORATION
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
For further information related to our strategy, see Item 1, "Business," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Industry Overview
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle. Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material impact on markets around the world.
Since his inauguration in January 2025, President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption may be modified to include only the U.S. content of USMCA-qualifying automobile parts.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff.

LEAR CORPORATION
•25% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff or the Mexico/Canada Tariff.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff").
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Country-specific tariffs were to have replaced the 10% tariffs effective April 9, 2025, but have been paused for ninety days with the exception of China (the "Reciprocal Tariffs"). The China Reciprocal Tariff is 125% and is additive to the China Tariff discussed above.
Although U.S. tariffs did not have a material impact on our operating performance in the first quarter of 2025, the impact of the tariffs noted above could adversely affect our future financial condition and operating results if implemented as currently drafted and absent recovery of such costs from our customers or success of other mitigating actions.
The vast majority of products in both our Seating and E-Systems businesses are USMCA-qualifying and therefore exempt from the Mexico/Canada Tariff. Further, the vast majority of products in our Seating business are not subject to the Automobile Parts Tariff. However, the Automobile Parts Tariff does apply to the wire harnesses we assemble in our E-Systems business and import into the United States. While the wire harnesses we import from Mexico are USMCA-qualifying and currently exempt from the Automobile Parts Tariff, the wire harnesses we import from Honduras are subject to such tariff, which could materially impact cost of sales in our E-Systems business. Moreover, if the exemption under the Automobile Parts Tariff is modified to include only the U.S. content of USMCA-qualifying goods, this tariff also could materially impact cost of sales in our E-Systems business with respect to wire harnesses we import from Mexico. Although a less substantial impact than the Automobile Parts Tariff, the Mexico/Canada, Steel/Aluminum, China and Reciprocal Tariffs could impact our cost of sales relating to certain non-USMCA-qualifying goods imported from Mexico, small steel and aluminum parts imported globally, goods imported from China and other goods subject to Reciprocal Tariffs. In addition to these impacts on our cost of sales, the aforementioned tariffs, separately or in the aggregate, could materially impact our net sales and other aspects of our financial performance, if they negatively impact vehicle production volumes or result in disruptions in the supply chain, including disruptions with respect to our customers or suppliers.
The actual impact of these tariffs on our business, financial condition and results of operations is subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs, future changes in the amounts and scope of such tariffs, the potential withdrawal of such tariffs in whole or in part, the scope and effective date of any exemptions to such tariffs, any modification to existing exemptions to the tariffs, countermeasures that the target countries may take in response to such tariffs, and the impact such tariffs may have on our customers and our supply chain. We expect the ultimate cost of tariffs to be recovered from our customers and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in industry efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will be successful in recovering such costs from our customers or that any of these mitigating actions will be successful or will not disrupt and deteriorate our business, operations and financial performance.
For risks related to tariffs, see Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2024 remained approximately 6% below 2017 peak levels, and 2024 industry production levels in North America and Europe, our two largest markets, remained approximately 9% and 23%, respectively, below prior peak levels. Industry production in 2025 is expected to decline approximately 2%, as compared to 2024 (based on April 2025 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including increases in tariffs, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.
For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.

LEAR CORPORATION
Global automotive industry production volumes in the first three months of 2025, as compared to the first three months of 2024, are shown below (in thousands of units):

	Three Months Ended
	March 29, 2025 (1)	March 30, 2024 (1) (2)	% Change
North America	3,756.4	3,967.7	(5)%
Europe and Africa	4,398.7	4,738.4	(7)%
Asia	12,245.6	11,399.3	7%
South America	658.3	606.3	9%
Other	352.1	412.4	(15)%
Global light vehicle production	21,411.1	21,124.1	1%
(1)    Production data based on S&P Global Mobility
(2)    Production data for 2024 has been updated from our first quarter 2024 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful. Our sales and production may be further affected by new entrants to the industry, including domestic automakers in certain regions and non-traditional automakers, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first three months of 2025 and 2024 is shown below:

	Three Months Ended
	March 29, 2025	March 30, 2024
North America	40%	41%
Europe and Africa	37%	38%
Asia	20%	18%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 63.5% in the first three months of 2025, as compared to 64.4% in the first three months of 2024. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such

LEAR CORPORATION
countries), and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Acquisition
In February 2025, we completed the acquisition of StoneShield Engineering ("StoneShield"), a privately held system integrator based in Castelo Branco, Portugal. StoneShield specializes in the design and development of automation technology for the wire harness industry with expertise in robotics, automated taping applications and high voltage harness assembly. Our acquisition of StoneShield will accelerate the automation of our production processes in our E-Systems business, further improving our efficiency and operational excellence.
Operational Restructuring
In the first three months of 2025, we incurred pretax restructuring costs of $84 million and related manufacturing inefficiency charges of approximately $4 million, as compared to pretax restructuring costs of $54 million in the first three months of 2024. None of the individual restructuring actions initiated in the first three months of 2025 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $42 million of additional restructuring costs related to activities

LEAR CORPORATION
initiated as of March 29, 2025, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). In the first three months of 2025, we repurchased $25 million of shares. As of March 29, 2025, we have a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2026.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter of 2025.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended March 29, 2025 and March 30, 2024, we recognized net tax benefits of $9 million and $13 million, respectively, related to restructuring charges and various other items.
Our results for the three months ended March 29, 2025 and March 30, 2024, reflect the following items (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Costs related to restructuring actions, including manufacturing inefficiencies of $4 million in the three months ended March 29, 2025	$88	$54
Loss related to disposal of a non-core business	3	—
Disposal costs	1	—
Impairments related to Fisker Inc. ("Fisker")	—	15
Impairments (recoveries) related to Russian operations, net	(1)	1
Loss related to affiliate	—	2
Tax benefit, net	(9)	(13)
For further information regarding these items, see Note 2, "Restructuring," Note 5, "Long-Lived Assets," and Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below, Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	March 29, 2025		March 30, 2024
Net sales
Seating	$4,151.1	74.7%	$4,477.6	74.7%
E-Systems	1,409.2	25.3	1,517.0	25.3
Net sales	5,560.3	100.0	5,994.6	100.0
Cost of sales	5,201.1	93.5	5,596.5	93.4
Gross profit	359.2	6.5	398.1	6.6
Selling, general and administrative expenses	172.4	3.1	186.5	3.1
Amortization of intangible assets	5.2	0.1	15.1	0.3
Interest expense, net	25.8	0.4	26.1	0.4
Other expense, net	20.4	0.4	13.5	0.2
Provision for income taxes	45.2	0.8	40.5	0.7
Equity in net income of affiliates	(12.3)	(0.2)	(10.5)	(0.2)
Net income attributable to noncontrolling interests	21.8	0.4	17.3	0.3
Net income attributable to Lear	$80.7	1.5%	$109.6	1.8%
Three Months Ended March 29, 2025 vs. Three Months Ended March 30, 2024
Net sales in the first quarter of 2025 were $5.6 billion, as compared to $6.0 billion in the first quarter of 2024, a decrease of $434 million or 7%. Lower production volumes on Lear platforms in North America, Europe and Africa, and Asia negatively impacted net sales by $372 million. The winddown and divestiture of certain business and the impact of foreign exchange rate fluctuations also reduced net sales by $123 million and $116 million, respectively. These decreases were offset by new business in Asia and North America, which increased net sales by $106 million. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
First quarter 2024	$5,596.5
Material cost	(330.2)
Labor cost	(81.1)
Depreciation	2.5
Other	13.4
First quarter 2025	$5,201.1
Cost of sales was $5.2 billion in the first quarter of 2025, as compared to $5.6 billion in the first quarter of 2024. Lower production volumes on Lear platforms, the impact of foreign exchange rate fluctuations and the winddown and divestiture of certain business reduced cost of sales. These decreases were offset by new business, which increased cost of sales.
Gross profit and gross margin were $359 million and 6.5% of net sales, respectively, in the first quarter of 2025, as compared to $398 million and 6.6% of net sales, respectively, in the first quarter of 2024. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $75 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions and higher restructuring costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $172 million in the first quarter of 2025, as compared to $187 million in the first quarter of 2024, primarily reflecting lower compensation-related expenses. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first quarter of 2025 and the first quarter of 2024.
Amortization of intangible assets was $5 million in the first quarter of 2025, as compared to $15 million in the first quarter of 2024, as certain of our intangible assets became fully amortized in 2024.
Interest expense, net was $26 million in the first quarters of 2025 and 2024.

LEAR CORPORATION
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $20 million in the first quarter of 2025, as compared to $14 million in the first quarter of 2024. In the first quarter of 2025, we recognized a loss of $3 million on the disposal of a non-core business. In the first quarters of 2025 and 2024, we recognized foreign exchange losses of $10 million and $11 million, respectively, including losses of $2 million and $6 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina.
In the first quarter of 2025, the provision for income taxes was $45 million, representing an effective tax rate of 33.4% on pretax income before equity in net income of affiliates of $135 million. In the first quarter of 2024, the provision for income taxes was $41 million, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $157 million, for the reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarters of 2025 and 2024, we recognized net tax benefits of $9 million and $13 million, respectively, related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the first quarters of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $12 million in the first quarter of 2025, as compared to $11 million in the first quarter of 2024.
Net income attributable to Lear was $81 million, or $1.49 per diluted share, in the first quarter of 2025, as compared to $110 million, or $1.90 per diluted share, in the first quarter of 2024. Net income and diluted net income per share decreased for the reasons described above.
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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$4,151.1	$4,477.6
Segment earnings (1)	215.7	241.6
Margin	5.2%	5.4%
(1)     See definition above

LEAR CORPORATION
Seating net sales were $4.2 billion in the first quarter of 2025, as compared to $4.5 billion in the first quarter of 2024, reflecting a decrease of $326 million or 7%. Lower production volumes on Lear platforms and foreign exchange rate fluctuations negatively impacted net sales by $288 million and $76 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $216 million and 5.2% in the first quarter of 2025, as compared to $242 million and 5.4% in the first quarter of 2024. Lower production volumes on Lear platforms reduced segment earnings by $67 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and higher restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$1,409.2	$1,517.0
Segment earnings (1)	55.5	54.1
Margin	3.9%	3.6%
(1)    See definition above
E-Systems net sales were $1.4 billion in the first quarter of 2025, as compared to $1.5 billion in the first quarter of 2024, reflecting a decrease of $108 million or 7%. The winddown and divestiture of certain business and lower production volumes on Lear platforms negatively impacted net sales by $91 million and $58 million, respectively. These decreases were partially offset by new business, which increased net sales by $39 million. Commercial recoveries were offset by the impact of foreign exchange rate fluctuations and selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $56 million and 3.9% in the first quarter of 2025, as compared to $54 million and 3.6% in the first quarter of 2024. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $9 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was largely offset by selling price reductions and the winddown and divestiture of certain business.
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$—	$—
Segment earnings (1)	(89.6)	(99.2)
Margin	N/A	N/A
(1)    See definition above
Segment earnings related to our other category were ($90) million in the first quarter of 2025, as compared to ($99) million in the first quarter of 2024, primarily reflecting lower compensation-related expenses.
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

LEAR CORPORATION
As of March 29, 2025 and December 31, 2024, cash and cash equivalents of $672 million and $705 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Adequacy of Liquidity Sources
As of March 29, 2025, we had $780 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$250	$282	$(32)
Net change in working capital items:
Accounts receivable	(566)	(519)	(47)
Inventories	(48)	2	(50)
Accounts payable	324	297	27
Accrued liabilities and other	(103)	(77)	(26)
Net change in working capital items	(393)	(297)	(96)
Other	15	(20)	35
Net cash used in operating activities	$(128)	$(35)	$(93)

Net cash used in investing activities	$(67)	$(111)	$44

Net cash used in financing activities	$(84)	$(104)	$20
Operating Activities
In the first three months of 2025 and 2024, net cash used in operating activities was $128 million and $35 million, respectively. The decrease in operating cash flow reflects lower earnings in the first quarter of 2025, as compared to the first quarter of 2024, and an incremental increase in working capital during the first three months of 2025, as compared to the first three months of 2024.

LEAR CORPORATION
Investing Activities
Net cash used in investing activities was $67 million in the first three months of 2025, as compared to $111 million in the first three months of 2024. Capital spending was $104 million in the first three months of 2025, as compared to $114 million in the first three months of 2024. In the first three months of 2025, we received proceeds of $36 million related to the sale of a non-core business in the Company's Seating segment. Capital spending is estimated to be $585 million to $625 million in 2025.
Financing Activities
Net cash used in financing activities was $84 million in the first three months of 2025, as compared to $104 million in the first three months of 2024. In the first three months of 2025, we paid $25 million for repurchases of our common stock, $43 million in dividends to Lear shareholders and $6 million in dividends to noncontrolling interest holders. In the first three months of 2024, we paid $45 million for repurchases of our common stock and $46 million in dividends to Lear shareholders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of March 29, 2025 and December 31, 2024, we had lines of credit from banks totaling $357 million and $343 million, respectively. As of March 29, 2025 and December 31, 2024, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million.
Senior Notes and Credit Agreement
For information related to our senior notes and credit agreement, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Common Stock Share Repurchase Program and Quarterly Cash Dividends
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 86% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future.
See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2024.
For further information related to the financial instruments described above, see Note 17, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of March 29, 2025, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $16 million. In addition, as of March 29, 2025, we had recorded reserves for warranty and recall matters of $30 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2025.
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
•the impact of administrative policy, including trade policies and tariffs, in the United States and related actions by countries in which we do business;
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

LEAR CORPORATION
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
•labor disputes, including disruptions, involving us or our significant customers or suppliers or that otherwise affect us or our significant customers or suppliers;
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
•the impact of delayed program launches due to customer planning decisions;
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
•the impact of changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities on our profitability; and
•other risks, described in Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our other Securities and Exchange Commission filings.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	March 29, 2025	December 31, 2024
Notional amount (contract maturities < 36 months)	$2,982	$3,087
Fair value	(56)	(154)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira and the Chinese renminbi.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	March 29, 2025	December 31, 2024
U.S. dollar	10%	$38	$19
Euro	10%	42	38
(1)     Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	March 29, 2025	December 31, 2024
U.S. dollar	10%	$190	$187
Euro	10%	76	68
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

LEAR CORPORATION
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of March 29, 2025, we had $100 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of March 29, 2025, the interest rate was 5.555%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LEAR CORPORATION
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024. For a description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the update of the risk factor set forth below:
•International trade policies, such as tariffs and sanctions, could adversely affect our financial performance.
Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs imposed by any country, including those already imposed by the United States and retaliatory and other actions by other countries, can adversely affect our financial condition and operating results.
Since his inauguration in January 2025, President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption may be modified to include only the U.S. content of USMCA-qualifying automobile parts.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff.
•25% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff or the Mexico/Canada Tariff.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff").
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Country-specific tariffs were to have replaced the 10% tariffs effective April 9, 2025, but have been paused for ninety days with the exception of China (the "Reciprocal Tariffs"). The China Reciprocal Tariff is 125% and is additive to the China Tariff discussed above.
The actual impact of these tariffs on our business, financial condition and results of operations is subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs, future changes in the amounts and scope of such tariffs, the potential withdrawal of such tariffs in whole or in part, the scope and effective date of any exemptions to such tariffs, any modification to existing exemptions to the tariffs, countermeasures that the target countries may take in response to such tariffs, and the impact such tariffs may have on our customers and our supply chain. We expect the ultimate cost of tariffs to be recovered from our customers and are implementing certain actions, and

LEAR CORPORATION
considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in industry efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will be successful in recovering such costs from our customers or that any of these mitigating actions will be successful or will not disrupt and deteriorate our business, operations and financial performance.
In addition to potential increases in customs duties and tariffs in the United States and other countries, the USMCA is subject to renewal in 2026. There can be no assurance that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.
Further, the U.S. and other governments could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions in recent weeks). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico, including, without limitation, the Dominican Republic-Central America-United States Free Trade Agreement. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,074.9 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended March 29, 2025, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2025 through January 25, 2025	—	$—	—	$1,099.9
January 26, 2025 through February 22, 2025	15,456	$97.04	15,456	$1,098.4
February 23, 2025 through March 29, 2025	247,547	$94.93	247,547	$1,074.9
Total	263,003	$95.06	263,003	$1,074.9
ITEM 5 — OTHER INFORMATION
RULE 10b5-1 TRADING PLAN
During the three months ended March 29, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
DEPARTURE OF OFFICER
On April 30, 2025, Lear Corporation (the "Company") and Carl A. Esposito, the Company's Senior Vice President, IDEA by Lear, agreed that Mr. Esposito would depart the Company on May 9, 2025, in connection with the Company's restructuring of certain administrative and business functions. Mr. Esposito's departure constitutes a termination without cause under the terms of his employment agreement, which was previously filed by the Company. Accordingly, subject to the execution and non-revocation of a general release agreement, Mr. Esposito will be entitled to the severance and other benefits specified in that agreement for such a termination. The Company's IDEA by Lear initiative will continue to be a key aspect of the Company's strategy and will be led within its business segments to further accelerate innovation and implementation.

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
**	10.2	*	Form of Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	May 6, 2025	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer