Form 10-Q
period 2025-06-28
LEAR CORP
filed 2025-07-25
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2025, the number of shares outstanding of the registrant's common stock was 53,206,093 shares.

LEAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2025

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 28, 2025 (1)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887.9	$1,052.9
Accounts receivable	4,532.8	3,589.3
Inventories	1,684.0	1,601.1
Other	1,110.7	940.8
Total current assets	8,215.4	7,184.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,918.8	2,833.4
Goodwill	1,761.1	1,699.2
Other	2,426.8	2,310.8
Total long-term assets	7,106.7	6,843.4
Total assets	$15,322.1	$14,027.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$27.2	$26.7
Accounts payable and drafts	3,748.9	3,250.5
Accrued liabilities	2,342.5	2,167.6
Current portion of long-term debt	3.6	2.2
Total current liabilities	6,122.2	5,447.0
LONG-TERM LIABILITIES:
Long-term debt	2,760.6	2,733.3
Other	1,228.6	1,246.2
Total long-term liabilities	3,989.2	3,979.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of June 28, 2025 and December 31, 2024	0.6	0.6
Additional paid-in capital	1,088.7	1,077.4
Common stock held in treasury, 11,366,549 and 10,993,851 shares as of June 28, 2025 and December 31, 2024, respectively, at cost	(1,449.3)	(1,423.6)
Retained earnings	6,081.6	5,931.0
Accumulated other comprehensive loss	(639.6)	(1,133.7)
Lear Corporation shareholders' equity	5,082.0	4,451.7
Noncontrolling interests	128.7	149.3
Equity	5,210.7	4,601.0
Total liabilities and equity	$15,322.1	$14,027.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$6,030.4	$6,012.4	$11,590.7	$12,007.0

Cost of sales	5,591.3	5,563.6	10,792.4	11,160.1
Selling, general and administrative expenses	186.3	175.3	358.7	361.8
Amortization of intangible assets	4.7	12.7	9.9	27.8
Interest expense, net	25.4	26.9	51.2	53.0
Other expense, net	5.2	7.4	25.6	20.9
Consolidated income before provision for income taxes and equity in net income of affiliates	217.5	226.5	352.9	383.4
Provision for income taxes	41.6	46.2	86.8	86.7
Equity in net income of affiliates	(16.0)	(14.1)	(28.3)	(24.6)
Consolidated net income	191.9	194.4	294.4	321.3
Less: Net income attributable to noncontrolling interests	26.7	21.3	48.5	38.6
Net income attributable to Lear	$165.2	$173.1	$245.9	$282.7

Basic net income per share attributable to Lear (Note 13)	$3.07	$3.04	$4.57	$4.95

Diluted net income per share attributable to Lear (Note 13)	$3.06	$3.02	$4.54	$4.92

Cash dividends declared per share	$0.77	$0.77	$1.54	$1.54

Average common shares outstanding	53,764,586	56,926,745	53,839,060	57,088,459

Average diluted shares outstanding	54,056,107	57,234,459	54,140,315	57,401,172

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$503.4	$19.2	$790.6	$77.7
Less: Comprehensive income attributable to noncontrolling interests	28.1	20.5	50.6	35.6
Comprehensive income (loss) attributable to Lear	$475.3	$(1.3)	$740.0	$42.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 28, 2025
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at March 29, 2025	$0.6	$1,073.9	$(1,425.7)	$5,959.3	$(949.7)	$4,658.4
Comprehensive income:
Net income	—	—	—	165.2	—	165.2
Other comprehensive income	—	—	—	—	310.1	310.1
Total comprehensive income	—	—	—	165.2	310.1	475.3
Stock-based compensation	—	16.1	—	—	—	16.1
Net issuance of 13,420 shares held in treasury in settlement of stock-based compensation	—	(1.3)	1.6	(0.5)	—	(0.2)
Repurchase of 271,117 shares of common stock at average price of $92.21 per share	—	—	(25.2)	—	—	(25.2)
Dividends declared to Lear Corporation shareholders	—	—	—	(42.4)	—	(42.4)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—
Balance at June 28, 2025	$0.6	$1,088.7	$(1,449.3)	$6,081.6	$(639.6)	$5,082.0

	Six Months Ended June 28, 2025
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2025	$0.6	$1,077.4	$(1,423.6)	$5,931.0	$(1,133.7)	$4,451.7
Comprehensive income:
Net income	—	—	—	245.9	—	245.9
Other comprehensive income	—	—	—	—	494.1	494.1
Total comprehensive income	—	—	—	245.9	494.1	740.0
Stock-based compensation	—	36.9	—	—	—	36.9
Net issuance of 161,422 shares held in treasury in settlement of stock-based compensation	—	(25.6)	24.6	(9.2)	—	(10.2)
Repurchase of 534,120 shares of common stock at average price of $93.61 per share	—	—	(50.3)	—	—	(50.3)
Dividends declared to Lear Corporation shareholders	—	—	—	(86.1)	—	(86.1)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—
Balance at June 28, 2025	$0.6	$1,088.7	$(1,449.3)	$6,081.6	$(639.6)	$5,082.0

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 28, 2025
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at March 29, 2025	$4,658.4	$166.2	$4,824.6
Comprehensive income:
Net income	165.2	26.7	191.9
Other comprehensive income	310.1	1.4	311.5
Total comprehensive income	475.3	28.1	503.4
Stock-based compensation	16.1	—	16.1
Net issuance of 13,420 shares held in treasury in settlement of stock-based compensation	(0.2)	—	(0.2)
Repurchase of 271,117 shares of common stock at average price of $92.21 per share	(25.2)	—	(25.2)
Dividends declared to Lear Corporation shareholders	(42.4)	—	(42.4)
Dividends declared to noncontrolling interest holders	—	(66.6)	(66.6)
Contribution from noncontrolling interest holder	—	1.0	1.0
Balance at June 28, 2025	$5,082.0	$128.7	$5,210.7

	Six Months Ended June 28, 2025
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2025	$4,451.7	$149.3	$4,601.0
Comprehensive income:
Net income	245.9	48.5	294.4
Other comprehensive income	494.1	2.1	496.2
Total comprehensive income	740.0	50.6	790.6
Stock-based compensation	36.9	—	36.9
Net issuance of 161,422 shares held in treasury in settlement of stock-based compensation	(10.2)	—	(10.2)
Repurchase of 534,120 shares of common stock at average price of $93.61 per share	(50.3)	—	(50.3)
Dividends declared to Lear Corporation shareholders	(86.1)	—	(86.1)
Dividends declared to noncontrolling interest holders	—	(72.2)	(72.2)
Contribution from noncontrolling interest holder	—	1.0	1.0
Balance at June 28, 2025	$5,082.0	$128.7	$5,210.7

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at March 30, 2024	$0.6	$1,039.2	$(1,056.7)	$5,664.8	$(755.0)	$4,892.9
Comprehensive income (loss):
Net income	—	—	—	173.1	—	173.1
Other comprehensive loss	—	—	—	—	(174.4)	(174.4)
Total comprehensive income (loss)	—	—	—	173.1	(174.4)	(1.3)
Stock-based compensation	—	16.0	—	—	—	16.0
Net issuance of 15,963 shares held in treasury in settlement of stock-based compensation	—	(2.6)	2.2	—	—	(0.4)
Repurchase of 477,932 shares of common stock at average price of $125.70 per share	—	—	(60.7)	—	—	(60.7)
Dividends declared to Lear Corporation shareholders	—	—	—	(44.7)	—	(44.7)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8

	Six Months Ended June 29, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	282.7	—	282.7
Other comprehensive loss	—	—	—	—	(240.6)	(240.6)
Total comprehensive income (loss)	—	—	—	282.7	(240.6)	42.1
Stock-based compensation	—	34.6	—	—	—	34.6
Net issuance of 145,045 shares held in treasury in settlement of stock-based compensation	—	(32.5)	20.3	(1.0)	—	(13.2)
Repurchase of 693,706 shares of common stock at average price of $129.99 per share	—	—	(90.9)	—	—	(90.9)
Dividends declared to Lear Corporation shareholders	—	—	—	(89.6)	—	(89.6)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2024
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at March 30, 2024	$4,892.9	$93.3	$4,986.2
Comprehensive income (loss):
Net income	173.1	21.3	194.4
Other comprehensive loss	(174.4)	(0.8)	(175.2)
Total comprehensive income (loss)	(1.3)	20.5	19.2
Stock-based compensation	16.0	—	16.0
Net issuance of 15,963 shares held in treasury in settlement of stock-based compensation	(0.4)	—	(0.4)
Repurchase of 477,932 shares of common stock at average price of $125.70 per share	(60.7)	—	(60.7)
Dividends declared to Lear Corporation shareholders	(44.7)	—	(44.7)
Dividends declared to noncontrolling interest holders	—	(1.6)	(1.6)
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0

	Six Months Ended June 29, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	282.7	38.6	321.3
Other comprehensive loss	(240.6)	(3.0)	(243.6)
Total comprehensive income (loss)	42.1	35.6	77.7
Stock-based compensation	34.6	—	34.6
Net issuance of 145,045 shares held in treasury in settlement of stock-based compensation	(13.2)	—	(13.2)
Repurchase of 693,706 shares of common stock at average price of $129.99 per share	(90.9)	—	(90.9)
Dividends declared to Lear Corporation shareholders	(89.6)	—	(89.6)
Dividends declared to noncontrolling interest holders	—	(65.2)	(65.2)
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Consolidated net income	$294.4	$321.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	295.9	309.2
Net change in recoverable customer engineering, development and tooling	(35.8)	(42.8)
Net change in working capital items (see below)	(445.9)	(364.9)
Other, net	59.9	33.8
Net cash provided by operating activities	168.5	256.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(229.4)	(234.4)
Other, net	39.6	4.5
Net cash used in investing activities	(189.8)	(229.9)
Cash Flows from Financing Activities:
Repurchases of common stock	(47.5)	(106.8)
Dividends paid to Lear Corporation shareholders	(84.5)	(89.1)
Dividends paid to noncontrolling interests	(44.6)	(39.8)
Other, net	17.2	(15.3)
Net cash used in financing activities	(159.4)	(251.0)
Effect of foreign currency translation	18.6	(20.6)
Net Change in Cash, Cash Equivalents and Restricted Cash	(162.1)	(244.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,055.4	1,198.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$893.3	$953.6

Changes in Working Capital Items:
Accounts receivable	$(731.0)	$(556.0)
Inventories	4.5	20.7
Accounts payable	325.1	186.6
Accrued liabilities and other	(44.5)	(16.2)
Net change in working capital items	$(445.9)	$(364.9)

Supplementary Disclosure:
Cash paid for interest	$58.5	$57.9
Cash paid for income taxes, net of refunds received	$151.9	$153.4
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
The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly-owned and less than wholly-owned subsidiaries controlled by Lear. In addition, Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2025	$100.0
Provision for employee termination benefits	107.7
Payments, utilizations and foreign currency	(112.3)
Balance at June 28, 2025	$95.4
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Employee termination benefits	$107.7	$75.3
Asset impairments:
Property, plant and equipment	3.9	1.5
Right-of-use assets	0.1	—
Contract termination costs	2.4	2.1
Other related costs	3.7	4.8
	$117.8	$83.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restructuring charges by income statement line item are shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Cost of sales	$104.3	$75.7
Selling, general and administrative expenses	15.0	9.6
Other expense, net	(1.5)	(1.6)
	$117.8	$83.7
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Seating	$15.1	$19.3	$76.3	$62.7
E-Systems	17.4	10.0	33.7	18.4
Other	1.7	0.8	7.8	2.6
	$34.2	$30.1	$117.8	$83.7
The Company expects to incur approximately $19 million and approximately $6 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of June 28, 2025, and expects that the components of such costs will be consistent with its historical experience.
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
A summary of inventories is shown below (in millions):

	June 28, 2025	December 31, 2024
Raw materials	$1,272.8	$1,206.7
Work-in-process	133.8	124.3
Finished goods	482.2	477.0
Reserves	(204.8)	(206.9)
Inventories	$1,684.0	$1,601.1
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
During the first six months of 2025 and 2024, the Company capitalized $134.0 million and $115.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2025 and 2024, the Company also capitalized $55.4 million and $78.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first six months of 2025 and 2024, the Company collected $168.5 million and $148.3 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	June 28, 2025	December 31, 2024
Current	$304.0	$248.3
Long-term	145.5	141.6
Recoverable customer E&D and tooling	$449.5	$389.9
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
A summary of property, plant and equipment is shown below (in millions):

	June 28, 2025	December 31, 2024
Land	$103.0	$98.6
Buildings and improvements	937.4	898.3
Machinery and equipment	5,895.1	5,485.2
Construction in progress	367.6	335.8
Total property, plant and equipment	7,303.1	6,817.9
Less – accumulated depreciation	(4,384.3)	(3,984.5)
Property, plant and equipment, net	$2,918.8	$2,833.4
Depreciation expense was $143.5 million and $141.2 million in the three months ended June 28, 2025 and June 29, 2024, respectively, and $286.0 million and $281.4 million in the six months ended June 28, 2025 and June 29, 2024, respectively.
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
In the first six months of 2025 and 2024, the Company recognized property, plant and equipment impairment charges of $3.9 million and $1.5 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first six months of 2024, the Company recognized additional property, plant and equipment impairment charges of $3.9 million. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
Assets Held for Sale
As of June 28, 2025 and December 31, 2024, the Company has assets classified as held for sale of $5.9 million and $47.4 million, respectively. The criteria for classification as held for sale have been met, as management is committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
initiated, the sale is probable and expected to be completed within one year, and the assets are being marketed at a price that is reasonable in relation to their current fair value.
As of December 31, 2024, $42.0 million of the assets held for sale were in connection with the then-pending disposal of a non-core business in the Company's Seating segment. The sale was completed in the first quarter of 2025. Accordingly, the assets classified as held from sale have been removed from the balance sheet as of June 28, 2025.
In the six months ended June 28, 2025, an incremental loss of $3.3 million on the disposal of the non-core business was recognized to reflect adjustments to the carrying values of the assets and transaction expenses. The loss is included in other expense, net in the accompanying condensed consolidated statement of comprehensive income (loss) for the six months ended June 28, 2025. Proceeds from the sale of $35.9 million are included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows.
The remaining assets held for sale as of June 28, 2025 and December 31, 2024, are primarily buildings and improvements.
The classification of assets held for sale is shown below (in millions):

	June 28, 2025	December 31, 2024
Other current assets	$5.9	$59.3
Accrued liabilities	—	(11.9)
Net assets held for sale	$5.9	$47.4

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended June 28, 2025, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2025	$1,305.9	$393.3	$1,699.2
Foreign currency translation and other	55.1	6.8	61.9
Balance at June 28, 2025	$1,361.0	$400.1	$1,761.1
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
There was no impairment of goodwill in the first six months of 2025 and 2024. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of June 28, 2025 and December 31, 2024, the Company had lines of credit from banks totaling $380.5 million and $342.5 million, respectively. As of June 28, 2025 and December 31, 2024, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.2 million and $26.7 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	June 28, 2025
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$100.0	$(0.1)	$—	$99.9	5.320%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.0)	(0.8)	548.2	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.2)	(0.5)	373.3	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.3)	(0.4)	348.3	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.0)	(0.5)	347.5	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.3)	11.9	631.6	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.5)	(0.5)	346.0	3.558%
Other	69.4	—	—	69.4	N/A
	$2,769.4	$(14.4)	$9.2	2,764.2
Less — Current portion				(3.6)
Long-term debt				$2,760.6

	December 31, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$100.0	$(0.3)	$—	$99.7	5.835%
2027 Notes	550.0	(1.2)	(1.1)	547.7	3.885%
2029 Notes	375.0	(1.4)	(0.5)	373.1	4.288%
2030 Notes	350.0	(1.5)	(0.4)	348.1	3.525%
2032 Notes	350.0	(2.2)	(0.6)	347.2	2.624%
2049 Notes	625.0	(5.4)	12.2	631.8	5.103%
2052 Notes	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.9	—	—	41.9	N/A
	$2,741.9	$(15.5)	$9.1	2,735.5
Less — Current portion				(2.2)
Long-term debt				$2,733.3
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
As of June 28, 2025, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2027.
As of June 28, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of June 28, 2025, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of June 28, 2025	Minimum	Maximum	Rate as of June 28, 2025
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of June 28, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Subsequent Event -
On July 24, 2025, the Company amended and restated its Credit Agreement to extend the maturity date to July 24, 2030.
Term Loan
As of June 28, 2025, the Company had $100.0 million outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"). On June 27, 2025, the Company amended the Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, the Company recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $0.5 million, which is reflected in other expense, net in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 28, 2025.
Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 0.875% to 1.375%. As of June 28, 2025, the interest rate was 5.320%. The Term Loan contains the same covenants as the Credit Agreement.
As of June 28, 2025, the Company was in compliance with all covenants under the Term Loan.
Other
As of June 28, 2025 and December 31, 2024, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and finance lease agreements.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	June 28, 2025	December 31, 2024
Right-of-use assets under operating leases:
Other long-term assets	$722.8	$699.8
Lease obligations under operating leases:
Accrued liabilities	$166.8	$152.6
Other long-term liabilities	592.9	582.5
	$759.7	$735.1
Maturities of lease obligations as of June 28, 2025, are shown below (in millions):

June 28, 2025
2025 (1)	$98.2
2026	176.8
2027	149.6
2028	119.6
2029	86.7
Thereafter	214.8
Total undiscounted cash flows	845.7
Less: Imputed interest	(86.0)
Lease obligations under operating leases	$759.7
(1)     For the remaining six months
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$69.6	$88.5
Operating cash flows:
Cash paid related to operating lease obligations	$96.9	$95.4
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease expense	$48.6	$47.4	$95.7	$94.7
Short-term lease expense	5.3	5.3	10.5	10.9
Variable lease expense	1.6	2.0	3.3	4.1
Total lease expense	$55.5	$54.7	$109.5	$109.7
In the three and six months ended June 28, 2025, the Company incurred $10.7 million and $21.0 million, respectively, related to usage-based employee transportation costs.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the six months ended June 28, 2025, the Company recognized impairment charges of $0.1 million related to its right-of-use assets in conjunction with its restructuring actions (Note 2, "Restructuring"). In the six months ended June 29, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
The weighted average lease term and discount rate for operating leases are shown below:

June 28, 2025
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
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost (credit) are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$1.0	$—	$1.9	$—	$2.0
Interest cost	4.5	3.9	5.1	3.9	9.0	7.6	10.2	7.8
Expected return on plan assets	(4.1)	(3.9)	(5.4)	(3.7)	(8.2)	(7.6)	(10.7)	(7.4)
Amortization of actuarial loss	0.3	0.4	0.2	0.5	0.3	0.8	0.4	1.0
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit cost (credit)	$0.7	$1.4	$(0.1)	$1.7	$1.0	$2.7	$(0.2)	$3.4
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.1	$0.3	$0.2	$0.7	$0.3	$0.7	$0.4
Amortization of actuarial gain	(0.7)	—	(0.7)	(0.1)	(1.4)	(0.1)	(1.5)	(0.2)
Amortization of prior service credit	—	—	(0.1)	—	—	—	(0.1)	—
Net periodic benefit cost (credit)	$(0.4)	$0.1	$(0.5)	$0.1	$(0.7)	$0.2	$(0.9)	$0.2
For further information related to the Company's pension and other postretirement benefit plans, see Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2025 and 2024, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of June 28, 2025 and December 31, 2024, there were no significant contract liabilities recorded. Further, in the first six months of 2025 and 2024, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	June 28, 2025			June 29, 2024
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,989.4	$529.9	$2,519.3	$2,033.1	$519.4	$2,552.5
Europe and Africa	1,513.6	649.6	2,163.2	1,543.6	628.0	2,171.6
Asia	834.7	309.9	1,144.6	731.2	343.2	1,074.4
South America	136.2	67.1	203.3	139.1	74.8	213.9
	$4,473.9	$1,556.5	$6,030.4	$4,447.0	$1,565.4	$6,012.4

	Six Months Ended
	June 28, 2025			June 29, 2024
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,795.3	$972.8	$4,768.1	$4,033.1	$995.3	$5,028.4
Europe and Africa	2,962.0	1,263.3	4,225.3	3,165.7	1,259.7	4,425.4
Asia	1,611.0	605.2	2,216.2	1,445.8	688.3	2,134.1
South America	256.7	124.4	381.1	280.0	139.1	419.1
	$8,625.0	$2,965.7	$11,590.7	$8,924.6	$3,082.4	$12,007.0

(11) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other expense	$14.1	$12.5	$34.4	$31.4
Other income	(8.9)	(5.1)	(8.8)	(10.5)
Other expense, net	$5.2	$7.4	$25.6	$20.9
In the three and six months ended June 28, 2025, other expense includes net foreign currency transaction losses of $7.3 million and $17.3 million, respectively, including losses of $3.0 million and $4.6 million, respectively, related to the hyper-inflationary environment in Argentina. In the six months ended June 28, 2025, other expense also includes a loss of $3.3 million related to the disposal of a non-core business.
In the three and six months ended June 29, 2024, other expense includes net foreign currency transaction losses of $6.9 million and $18.2 million, respectively, including losses of $3.5 million and $9.8 million, respectively, related to the hyper-inflationary environment in Argentina.
(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 28, 2025 and June 29, 2024, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Provision for income taxes	$41.6	$46.2	$86.8	$86.7
Pretax income before equity in net income of affiliates	$217.5	$226.5	$352.9	$383.4
Effective tax rate	19.1%	20.4%	24.6%	22.6%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Restructuring charges and various other items	$22.9	$20.2
Tax reserves and audit settlements	3.4	3.3
Share-based compensation	(1.5)	(0.4)
Valuation allowances on deferred tax assets	(0.6)	—
	$24.2	$23.1
Excluding the items above, the effective tax rate for the first six months of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
2025 Budget Reconciliation Bill
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "Act"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Company is evaluating the potential impacts of the Act on its consolidated financial statements.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income attributable to Lear	$165.2	$173.1	$245.9	$282.7

Average common shares outstanding	53,764,586	56,926,745	53,839,060	57,088,459
Dilutive effect of common stock equivalents	291,521	307,714	301,255	312,713
Average diluted shares outstanding	54,056,107	57,234,459	54,140,315	57,401,172

Basic net income per share attributable to Lear	$3.07	$3.04	$4.57	$4.95

Diluted net income per share attributable to Lear	$3.06	$3.02	$4.54	$4.92
(14) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss in the three and six months ended June 28, 2025, is shown below (in millions):

	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Defined benefit plans:
Balance at beginning of period	$(91.5)	$(91.1)
Reclassification adjustments (net of tax benefit of $1.0 million and $1.1 million in the three and six months ended June 28, 2025, respectively)	0.9	0.6
Other comprehensive loss recognized during the period	(2.9)	(3.0)
Balance at end of period	$(93.5)	$(93.5)
Derivative instruments and hedging:
Balance at beginning of period	$(58.6)	$(133.7)
Reclassification adjustments (net of tax expense of $0.2 million and $2.9 million in the three and six months ended June 28, 2025, respectively)	1.3	11.2
Other comprehensive income recognized during the period (net of tax expense of $31.7 million and $49.1 million in the three and six months ended June 28, 2025, respectively)	120.8	186.0
Balance at end of period	$63.5	$63.5
Foreign currency translation:
Balance at beginning of period	$(799.6)	$(908.9)
Other comprehensive income recognized during the period (net of tax benefit of $3.8 million and $5.1 million in the three and six months ended June 28, 2025, respectively)	190.0	299.3
Balance at end of period	$(609.6)	$(609.6)

Total accumulated other comprehensive loss	$(639.6)	$(639.6)
In the three and six months ended June 28, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real and the Chinese renminbi relative to the U.S. dollar.
In the three and six months ended June 28, 2025, foreign currency translation adjustments also include net investment hedge losses of $18.1 million and $24.2 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss in the three and six months ended June 29, 2024, is shown below (in millions):

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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases. As of June 28, 2025, the Company has repurchased, in aggregate, $5.6 billion of its outstanding common stock, at an average price of $94.53 per share, excluding

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
commissions and related fees, and has a remaining repurchase authorization of $1.0 billion, which expires on December 31, 2026.
Share repurchases in the first six months of 2025 and the remaining repurchase authorization as of June 28, 2025, are shown below (in millions, except for share and per share amounts):

Six Months Ended June 28, 2025				As of June 28, 2025
Aggregate Repurchases (1)	Cash Paid for Repurchases (1), (2)	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$50.0	$47.5	534,120	$93.61	$1,049.9
(1)     Excludes excise tax and commissions
(2)     Excludes $2.5 million of second quarter 2025 share repurchases to be paid for in the third quarter of 2025
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first and second quarters of 2025 and 2024.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Dividends declared	$86.1	$89.6
Dividends paid	84.5	89.1
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(15) Legal and Other Contingencies
As of June 28, 2025 and December 31, 2024, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters of $14.2 million and $13.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters in the six months ended June 28, 2025, is shown below (in millions):

Balance at January 1, 2025	$27.3
Expense, net (including changes in estimates)	7.2
Settlements	(5.5)
Foreign currency translation and other	1.9
Balance at June 28, 2025	$30.9
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
As of June 28, 2025 and December 31, 2024, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,473.9	$1,556.5	$—	$6,030.4
Intersegment revenues (1)	2.9	68.7	(71.6)	—
Less (2):
Cost of sales	4,092.0	1,528.6	(29.3)	5,591.3
Gross margin	384.8	96.6	(42.3)	439.1
Selling, general and administrative	95.8	37.2	53.3	186.3
Amortization of intangibles	2.9	1.8	—	4.7
Intersegment support activities	1.6	2.4	(4.0)	—
Segment earnings (3)	$284.5	$55.2	$(91.6)	248.1
Reconciliation of segment earnings:
Interest expense, net				25.4
Other expense, net				5.2
Consolidated income before provision for income taxes and equity in net income of affiliates				$217.5

	Three Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,447.0	$1,565.4	$—	$6,012.4
Intersegment revenues (1)	0.7	58.6	(59.3)	—
Less (2):
Cost of sales	4,073.3	1,510.8	(20.5)	5,563.6
Gross margin	374.4	113.2	(38.8)	448.8
Selling, general and administrative	87.2	38.9	49.2	175.3
Amortization of intangibles	9.7	3.0	—	12.7
Intersegment support activities	1.5	1.8	(3.3)	—
Segment earnings (3)	$276.0	$69.5	$(84.7)	260.8
Reconciliation of segment earnings:
Interest expense, net				26.9
Other expense, net				7.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$226.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,625.0	$2,965.7	$—	$11,590.7
Intersegment revenues (1)	4.1	132.1	(136.2)	—
Less (2):
Cost of sales	7,937.9	2,906.0	(51.5)	10,792.4
Gross margin	691.2	191.8	(84.7)	798.3
Selling, general and administrative	181.3	72.7	104.7	358.7
Amortization of intangibles	6.3	3.6	—	9.9
Intersegment support activities	3.4	4.8	(8.2)	—
Segment earnings (3)	$500.2	$110.7	$(181.2)	429.7
Reconciliation of segment earnings:
Interest expense, net				51.2
Other expense, net				25.6
Consolidated income before provision for income taxes and equity in net income of affiliates				$352.9

	Six Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,924.6	$3,082.4	$—	$12,007.0
Intersegment revenues (1)	1.4	116.2	(117.6)	—
Less (2):
Cost of sales	8,211.8	2,981.8	(33.5)	11,160.1
Gross margin	714.2	216.8	(84.1)	846.9
Selling, general and administrative	174.2	80.9	106.7	361.8
Amortization of intangibles	19.5	8.3	—	27.8
Intersegment support activities	2.9	4.0	(6.9)	—
Segment earnings (3)	$517.6	$123.6	$(183.9)	457.3
Reconciliation of segment earnings:
Interest expense, net				53.0
Other expense, net				20.9
Consolidated income before provision for income taxes and equity in net income of affiliates				$383.4
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other segment related disclosures are shown below (in millions):

	Three Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$92.3	$45.7	$5.5	$143.5
Capital expenditures	86.4	35.3	3.7	125.4

	Three Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$91.2	$44.9	$5.1	$141.2
Capital expenditures	82.3	34.8	3.7	120.8

	Six Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$183.1	$92.1	$10.8	$286.0
Capital expenditures	156.8	64.0	8.6	229.4
Inventories	866.8	817.2	—	1,684.0
Total assets	9,049.8	4,225.9	2,046.4	15,322.1

	Six Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$182.0	$89.2	$10.2	$281.4
Capital expenditures	145.9	80.4	8.1	234.4
Inventories	898.9	803.5	—	1,702.4
Total assets	8,590.8	4,070.4	2,020.7	14,681.9
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

	June 28, 2025	December 31, 2024
Estimated aggregate fair value (1)	$2,393.3	$2,373.2
Aggregate carrying value (1) (2)	2,700.0	2,700.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	June 28, 2025	June 29, 2024
Balance sheet:
Cash and cash equivalents	$887.9	$950.3
Restricted cash included in other current assets	5.4	1.8
Restricted cash included in other long-term assets	—	1.5
Statement of cash flows:
Cash, cash equivalents and restricted cash	$893.3	$953.6
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of June 28, 2025 and December 31, 2024, accounts receivable are reflected net of reserves of $28.6 million and $27.3 million, respectively. Changes in expected credit losses were not significant in the first six months of 2025.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	June 28, 2025	December 31, 2024
Other current assets	$7.2	$6.6
Other long-term assets	88.0	82.6
	$95.2	$89.2
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
Equity Securities Without Readily Determinable Fair Values
As of June 28, 2025 and December 31, 2024, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million.

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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies and the Moroccan dirham.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended June 28, 2025 and June 29, 2024, contra interest expense on net investment hedges of $1.5 million and $1.2 million, respectively, is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	June 28, 2025	December 31, 2024
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$51.6	$16.1
Other long-term assets	60.6	0.5
Other current liabilities	(10.2)	(105.4)
Other long-term liabilities	(4.4)	(61.6)
	97.6	(150.4)
Notional amount	$2,568.3	$2,605.7
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$—	$7.1
Other current liabilities	(11.2)	—
Other long-term liabilities	$(5.9)	$—
	(17.1)	7.1
Notional amount	$300.0	$150.0
Outstanding maturities in months, not to exceed	47	15
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$3.0	$2.3
Other current liabilities	(0.3)	(6.1)
	2.7	(3.8)
Notional amount	$494.2	$481.7
Outstanding maturities in months, not to exceed	1	1
Total fair value	$83.2	$(147.1)
Total notional amount	$3,362.5	$3,237.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$152.5	$(120.7)	$235.1	$(59.2)
Net investment hedge contracts	(18.1)	0.8	(24.2)	3.7
	134.4	(119.9)	210.9	(55.5)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	—	(1.1)	(0.5)	(2.5)
Cost of sales	0.9	(40.9)	13.4	(84.3)
Interest expense, net	0.6	0.6	1.2	1.2
	1.5	(41.4)	14.1	(85.6)
Comprehensive income (loss)	$135.9	$(161.3)	$225.0	$(141.1)
As of June 28, 2025 and December 31, 2024, pretax net gains (losses) of $86.8 million and ($138.2) million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$41.4
Interest rate swap contracts	(2.4)
Total	$39.0
Such gains (losses) will be reclassified at the time that the underlying hedged transactions are realized.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 28, 2025 and December 31, 2024, are shown below (in millions):

	June 28, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$100.3	Market/ Income	$—	$100.3	$—
Net investment hedge contracts	Recurring	(17.1)	Market/ Income	—	(17.1)	—
Marketable equity securities	Recurring	95.2	Market	95.2	—	—

	December 31, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(154.2)	Market/ Income	$—	$(154.2)	$—
Net investment hedge contracts	Recurring	7.1	Market/ Income	—	7.1	—
Marketable equity securities	Recurring	89.2	Market	89.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 28, 2025 and December 31, 2024, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2025.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the six months ended June 28, 2025 and June 29, 2024, the Company completed impairment assessments and recorded related impairment charges of $3.9 million and $5.4 million, respectively, related to its property, plant and equipment and $0.1 million and $0.9 million, respectively, related to its right-of-use assets. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of June 28, 2025, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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
ASU 2024-03 (issued November 2024), "Disaggregation of Income Statement Expenses." The ASU requires the disaggregation of certain expenses presented on the face of the income statement in a tabular footnote disclosure. The expense categories include purchases of inventory, employee compensation, depreciation and amortization. It also requires the definition and disclosure of selling expense, a qualitative description of expense amounts not disaggregated and inclusion of existing expense disclosures within the same tabular footnote disclosure. The update is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The update is to be adopted prospectively; however, retrospective application is permitted. The ASU will modify the Company's financial statement disclosures but is not expected to have a significant impact on its consolidated financial statements.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a material impact or are not relevant to the Company's condensed consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth while balancing risks and returns, investing in product and process innovations to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and consistently returning capital to our shareholders. Further, we have aligned our strategy with key trends affecting our business. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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

LEAR CORPORATION AND SUBSIDIARIES
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
Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption could be modified in the future to include only the U.S. content of USMCA-qualifying automobile parts. The U.S. administration has been negotiating agreements with several countries. It has reached an agreement with the United Kingdom and announced an agreement with Japan that include reductions in the Automobile Parts Tariff to 10% and 15%, respectively.

LEAR CORPORATION AND SUBSIDIARIES
•50% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff. This tariff was increased from 25% to 50% effective June 4, 2025.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff or the Steel/Aluminum Tariff. On July 10, 2025, President Trump announced a 35% tariff on all imports into the United States from Canada effective August 1, 2025, and on July 12, 2025, announced a 30% tariff on all imports into the United States from Mexico. Although the exception for USMCA-qualifying goods is expected to remain in place, this has not yet been confirmed by the current U.S. administration.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff").
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Country-specific tariffs were to replace the 10% tariffs effective April 9, 2025, but are currently paused, with the exception of China, until August 1, 2025 (the "Reciprocal Tariffs"). The China Reciprocal Tariff of 125% was reduced to 10% effective May 14, 2025 through August 12, 2025, and is additive to the China Tariff discussed above. On July 12, 2025, President Trump announced a 30% tariff on all imports into the United States from the European Union effective August 1, 2025. In addition, various country-specific proposals and agreements have been or are being negotiated directly with the affected countries.
•50% tariff on copper imports into the United States effective August 1, 2025. The scope of this tariff has not yet been confirmed by the current U.S. administration (the "Copper Tariff").
Although U.S. tariffs did not have a material impact on our operating performance in the first six months of 2025, the impact of the tariffs noted above could adversely affect our future financial condition and operating results if implemented and absent recovery of such costs from our customers or success of other mitigating actions.
The vast majority of products in both our Seating and E-Systems businesses are USMCA-qualifying and therefore are currently exempt from the Mexico/Canada Tariff. Further, the vast majority of products in our Seating business are not currently subject to the Automobile Parts Tariff. However, the Automobile Parts Tariff does apply to the wire harnesses we assemble in our E-Systems business and import into the United States. While the wire harnesses we import from Mexico are USMCA-qualifying and currently exempt from the Automobile Parts Tariff, the wire harnesses we import from Honduras are subject to such tariff, which materially impacts cost of sales in our E-Systems business. Moreover, if the exemption under the Automobile Parts Tariff is modified to include only the U.S. content of USMCA-qualifying goods, this tariff also could materially impact cost of sales in our E-Systems business with respect to wire harnesses we import from Mexico. Although a less substantial impact than the Automobile Parts Tariff, the Mexico/Canada, Steel/Aluminum, China, Reciprocal and Copper Tariffs could impact our cost of sales relating to certain non-USMCA-qualifying goods imported from Mexico, small steel and aluminum parts imported globally, goods imported from China, goods subject to Reciprocal Tariffs and copper imports subject to the Copper Tariff. In addition to these impacts on our cost of sales, the aforementioned tariffs, separately or in the aggregate, could materially impact our net sales and other aspects of our financial performance, if they negatively impact vehicle production volumes or result in disruptions in the supply chain, including disruptions with respect to our customers or suppliers.
The actual impact of these tariffs on our business, financial condition and results of operations is subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs, future changes in the amounts and scope of such tariffs, the potential withdrawal of such tariffs in whole or in part, the scope and effective date of any exemptions to such tariffs, any modification to existing exemptions to the tariffs, countermeasures that the target countries may take in response to such tariffs, and the impact such tariffs may have on our customers and our supply chain. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will continue to be successful in recovering such costs from our customers or that any of these mitigating actions will be successful or will not disrupt and deteriorate our business, operations and financial performance.
For risks related to tariffs, see Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.

LEAR CORPORATION AND SUBSIDIARIES
Although industry production returned to pre-pandemic levels in 2023, industry production in 2024 remained approximately 5% below 2017 peak levels, and 2024 industry production levels in North America and Europe, our two largest markets, remained approximately 9% and 23%, respectively, below prior peak levels. Industry production in 2025 is expected to be flat as compared to 2024 (based on July 2025 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including increases in tariffs, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.
For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Global automotive industry production volumes in the first six months of 2025, as compared to the first six months of 2024, are shown below (in thousands of units):

	Six Months Ended
	June 28, 2025 (1)	June 29, 2024 (1) (2)	% Change
North America	7,731.4	8,064.9	(4)%
Europe and Africa	9,000.7	9,339.0	(4)%
Asia	25,223.2	23,413.2	8%
South America	1,396.8	1,277.3	9%
Other	840.8	819.4	3%
Global light vehicle production	44,192.9	42,913.8	3%
(1)    Production data based on S&P Global Mobility
(2)    Production data for 2024 has been updated from our second quarter 2024 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will continue to be successful. Our sales and production may be further affected by new entrants to the industry, including domestic automakers in certain regions and non-traditional automakers, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION AND SUBSIDIARIES
Our percentage of consolidated net sales by region in the first six months of 2025 and 2024 is shown below:

	Six Months Ended
	June 28, 2025	June 29, 2024
North America	41%	42%
Europe and Africa	37%	37%
Asia	19%	18%
South America	3%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. The adoption of electrified vehicles has been slower than anticipated in certain regions. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) could also have a significant impact on this trend.
Our material cost as a percentage of net sales was 63.7% in the first six months of 2025, as compared to 64.4% in the first six months of 2024. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products.
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales, purchases, and tariffs costs and recoveries. Historically, we generally have been successful in aligning our supplier payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, including inconsistent production schedules due to supply shortages and lower consumer demand, changes to our customers' payment terms and the financial condition of our suppliers. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings.

LEAR CORPORATION AND SUBSIDIARIES
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
Operational Restructuring
In the first six months of 2025, we incurred pretax restructuring costs of $118 million and related manufacturing inefficiency charges of approximately $2 million, as compared to pretax restructuring costs of $84 million and related manufacturing inefficiency charges of approximately $3 million in the first six months of 2024. None of the individual restructuring actions initiated in the first six months of 2025 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $25 million of additional restructuring costs related to activities initiated as of June 28, 2025, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financial Transaction
In June 2025, we amended our unsecured delayed-draw term loan facility (the "Term Loan") to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. As of June 28, 2025, we had $100 million outstanding under the Term Loan.
Subsequent Event
In July 2025, we amended and restated our unsecured revolving credit agreement ("the Credit Agreement") to extend the maturity date to July 24, 2030.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). As of June 28, 2025, we have repurchased, in aggregate, $5.6 billion of our outstanding common stock, at an average price of $94.53 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $1.0 billion, which expires on December 31, 2026. In the first six months of 2025, we repurchased $50 million of our outstanding common stock.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2025.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION AND SUBSIDIARIES
Other Matters
In the three and six months ended June 28, 2025, we recognized net tax benefits of $16 million and $24 million, respectively, related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
In the three and six months ended June 29, 2024, we recognized net tax benefits of $10 million and $23 million, respectively, related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
Our results for the three and six months ended June 28, 2025 and June 29, 2024, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Costs related to restructuring actions, including manufacturing inefficiencies of ($2) million and $2 million in the three and six months ended June 28, 2025, respectively, and $2 million and $3 million in the three and six months ended June 29, 2024, respectively	$32	$32	$120	$86
Acquisition costs	—	—	—	1
Loss related to disposal of a non-core business	—	—	3	—
Disposal costs	—	—	1	—
Term loan refinancing	1	—	1	—
Impairments (recoveries) related to Fisker Inc. ("Fisker"), net	(1)	—	(1)	15
Impairments (recoveries) related to Russian operations, net	—	—	(2)	1
Foreign exchange losses due to foreign exchange volatility related to Russia	—	1	3	1
Loss related to affiliate	—	—	—	2
Tax benefit, net	(16)	(10)	(24)	(23)
For further information regarding these items, see Note 2, "Restructuring," Note 5, "Long-Lived Assets," Note 7, "Debt," and Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net sales
Seating	$4,473.9	74.2%	$4,447.0	74.0%	$8,625.0	74.4%	$8,924.6	74.3%
E-Systems	1,556.5	25.8	1,565.4	26.0	2,965.7	25.6	3,082.4	25.7
Net sales	6,030.4	100.0	6,012.4	100.0	11,590.7	100.0	12,007.0	100.0
Cost of sales	5,591.3	92.7	5,563.6	92.5	10,792.4	93.1	11,160.1	92.9
Gross profit	439.1	7.3	448.8	7.5	798.3	6.9	846.9	7.1
Selling, general and administrative expenses	186.3	3.1	175.3	2.9	358.7	3.1	361.8	3.0
Amortization of intangible assets	4.7	0.1	12.7	0.2	9.9	0.1	27.8	0.2
Interest expense, net	25.4	0.4	26.9	0.4	51.2	0.4	53.0	0.5
Other expense, net	5.2	0.1	7.4	0.1	25.6	0.2	20.9	0.2
Provision for income taxes	41.6	0.7	46.2	0.8	86.8	0.8	86.7	0.7
Equity in net income of affiliates	(16.0)	(0.2)	(14.1)	(0.2)	(28.3)	(0.2)	(24.6)	(0.2)
Net income attributable to noncontrolling interests	26.7	0.4	21.3	0.4	48.5	0.4	38.6	0.3
Net income attributable to Lear	$165.2	2.7%	$173.1	2.9%	$245.9	2.1%	$282.7	2.4%
Three Months Ended June 28, 2025 vs. Three Months Ended June 29, 2024
Net sales in the second quarter of both 2025 and 2024 were $6.0 billion. New business in Asia and North and South America increased net sales by $135 million. The impact of foreign exchange rate fluctuations also benefited net sales by $79 million. These increases were offset by lower production volumes on Lear platforms in North America, Europe and Africa, and Asia and the winddown of certain business, which negatively impacted net sales by $266 million and $77 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
Second quarter 2024	$5,563.6
Material cost	(19.4)
Labor cost	(54.3)
Depreciation	1.7
Other	99.7
Second quarter 2025	$5,591.3
Cost of sales was $5.6 billion in the second quarter of both 2025 and 2024. New business and the impact of foreign exchange rate fluctuations increased cost of sales. These increases were offset by lower production volumes on Lear platforms and the winddown of certain business, which reduced cost of sales.
Gross profit and gross margin were $439 million and 7.3% of net sales, respectively, in the second quarter of 2025, as compared to $449 million and 7.5% of net sales, respectively, in the second quarter of 2024. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $42 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $186 million in the second quarter of 2025, as compared to $175 million in the second quarter of 2024, primarily reflecting higher compensation-related expenses. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the second quarter of 2025 and 2.9% in the second quarter of 2024.
Amortization of intangible assets was $5 million in the second quarter of 2025, as compared to $13 million in the second quarter of 2024, as certain of our intangible assets became fully amortized in 2024.

LEAR CORPORATION AND SUBSIDIARIES
Interest expense, net was $25 million in the second quarter of 2025, as compared to $27 million in the second quarter of 2024.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $5 million in the second quarter of 2025, as compared to $7 million in the second quarter of 2024. In the second quarter of both 2025 and 2024, we recognized foreign exchange losses of $7 million, including losses of $3 million and $4 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina.
In the second quarter of 2025, the provision for income taxes was $42 million, representing an effective tax rate of 19.1% on pretax income before equity in net income of affiliates of $218 million. In the second quarter of 2024, the provision for income taxes was $46 million, representing an effective tax rate of 20.4% on pretax income before equity in net income of affiliates of $227 million, for the reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2025, we recognized net tax benefits of $16 million related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items. In the second quarter of 2024, we recognized net tax benefits of $10 million, related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the second quarters of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $16 million in the second quarter of 2025, as compared to $14 million in the second quarter of 2024.
Net income attributable to Lear was $165 million, or $3.06 per diluted share, in the second quarter of 2025, as compared to $173 million, or $3.02 per diluted share, in the second quarter of 2024. Net income decreased for the reasons described above. The increase in net income per diluted share reflects the lower number of diluted shares outstanding in 2025.
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

LEAR CORPORATION AND SUBSIDIARIES
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	$4,473.9	$4,447.0
Segment earnings (1)	284.5	276.0
Margin	6.4%	6.2%
(1)     See definition above
Seating net sales were $4.5 billion in the second quarter of 2025, as compared to $4.4 billion in the second quarter of 2024, reflecting an increase of $27 million or 0.6%. New business and the impact of foreign exchange rate fluctuations increased net sales by $81 million and $53 million, respectively. These increases were offset by lower production volumes on Lear platforms, which negatively impacted net sales by $179 million. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $285 million and 6.4% in the second quarter of 2025, as compared to $276 million and 6.2% in the second quarter of 2024. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $28 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was partially offset by selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	$1,556.5	$1,565.4
Segment earnings (1)	55.2	69.5
Margin	3.5%	4.4%
(1)    See definition above
E-Systems net sales in the second quarter of both 2025 and 2024 were $1.6 billion. Lower production volumes on Lear platforms and the winddown of certain business decreased net sales by $82 million and $41 million, respectively. These decreases were partially offset by new business and the impact of foreign exchange rate fluctuations, which favorably impacted net sales by $40 million and $26 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $55 million and 3.5% in the second quarter of 2025, as compared to $70 million and 4.4% in the second quarter of 2024. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $14 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions, the winddown of certain business and higher restructuring costs.

LEAR CORPORATION AND SUBSIDIARIES
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	$—	$—
Segment earnings (1)	(91.6)	(84.7)
Margin	N/A	N/A
(1)    See definition above
Segment earnings related to our other category were ($92) million in the second quarter of 2025, as compared to ($85) million in the second quarter of 2024, primarily reflecting higher compensation-related expenses.
Six Months Ended June 28, 2025 vs. Six Months Ended June 29, 2024
Net sales for the six months ended June 28, 2025 were $11.6 billion, as compared to $12.0 billion for the six months ended June 29, 2024, a decrease of $416 million or 3.5%. Lower production volumes on Lear platforms in North America, Europe and Africa, and Asia reduced net sales by $638 million. The winddown and divestiture of certain business and the impact of foreign exchange rate fluctuations also reduced net sales by $200 million and $37 million, respectively. These decreases were offset by new business in Asia and North and South Americas, which favorably impacted net sales by $241 million. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
First six months of 2024	$11,160.1
Material cost	(349.6)
Labor cost	(135.5)
Depreciation	4.2
Other	113.2
First six months of 2025	$10,792.4
Cost of sales was $10.8 billion in the first six months of 2025, as compared to $11.2 billion in the first six months of 2024. Lower production volumes on Lear platforms, the winddown and divestiture of certain business and the impact of foreign exchange rate fluctuations reduced cost of sales. These decreases were partially offset by new business, which increased cost of sales.
Gross profit and gross margin were $798 million and 6.9% of net sales, respectively, in the six months ended June 28, 2025, as compared to $847 million and 7.1% of net sales, respectively, in the six months ended June 29, 2024. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $117 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions and higher restructuring costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $359 million in the first six months of 2025, as compared to $362 million in the first six months of 2024. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first six months of 2025, as compared to 3.0% in the first six months of 2024.
Amortization of intangible assets was $10 million in the first six months of 2025, as compared to $28 million in the first six months of 2024, as certain of our intangible assets became fully amortized in 2024.
Interest expense, net was $51 million in the first six months of 2025, as compared to $53 million in the first six months of 2024.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $26 million in the six months ended June 28, 2025, as compared to $21 million in the six months ended June 29, 2024. In the first six months of 2025, we recognized a loss of $3 million on the disposal of a non-core business. In the first six months of 2025 and 2024, we recognized foreign exchange losses of $17 million and $18 million, respectively, including losses of $5 million and $10 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina.

LEAR CORPORATION AND SUBSIDIARIES
For the six months ended June 28, 2025, the provision for income taxes was $87 million, representing an effective tax rate of 24.6% on pretax income before equity in net income of affiliates of $353 million. For the six months ended June 29, 2024, the provision for income taxes was $87 million, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $383 million, for reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2025, we recognized net tax benefits of $24 million related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items. In the first six months of 2024, we recognized net tax benefits of $23 million related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the first six months of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $28 million in the first six months of 2025, as compared to $25 million in the first six months of 2024.
Net income attributable to Lear was $246 million, or $4.54 per diluted share, in the six months ended June 28, 2025, as compared to $283 million, or $4.92 per diluted share, in the six months ended June 29, 2024. Net income and diluted net income per share decreased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended June 28, 2025 vs. Three Months Ended June 29, 2024 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Net sales	$8,625.0	$8,924.6
Segment earnings (1)	500.2	517.6
Margin	5.8%	5.8%
(1) See definition above
Seating net sales were $8.6 billion the six months ended June 28, 2025, as compared to $8.9 billion for the six months ended June 29, 2024, reflecting a decrease of $300 million or 3.4%. Lower production volumes on Lear platforms reduced net sales by $467 million. This decrease was offset by new business, which favorably impacted net sales by $90 million. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $500 million and 5.8% in the six months ended June 28, 2025, as compared to $518 million and 5.8% in the six months ended June 29, 2024. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $94 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and higher restructuring costs.

LEAR CORPORATION AND SUBSIDIARIES
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Net sales	$2,965.7	$3,082.4
Segment earnings (1)	110.7	123.6
Margin	3.7%	4.0%
(1) See definition above
E-Systems net sales were $3.0 billion in the six months ended June 28, 2025, as compared to $3.1 billion in the six months ended June 29, 2024, a decrease of $117 million or 3.8%. Lower production volumes on Lear platforms and the winddown and divestiture of certain business reduced net sales by $140 million and $139 million, respectively. These decreases were partially offset by new business, which favorably impacted net sales by $79 million. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $111 million and 3.7% in the six months ended June 28, 2025, as compared to $124 million and 4.0% in the six months ended June 29, 2024. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $23 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions, the winddown and divestiture of certain business, and higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	June 28, 2025	June 29, 2024
Net sales	$—	$—
Segment earnings (1)	(181.2)	(183.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($181) million in the first six months of 2025, as compared to ($184) million in the first six months of 2024.
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
As of June 28, 2025 and December 31, 2024, cash and cash equivalents of $576 million and $705 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

LEAR CORPORATION AND SUBSIDIARIES
Adequacy of Liquidity Sources
As of June 28, 2025, we had $888 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our Credit Agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$590	$631	$(41)
Net change in working capital items:
Accounts receivable	(731)	(556)	(175)
Inventories	5	21	(16)
Accounts payable	325	186	139
Accrued liabilities and other	(44)	(16)	(28)
Net change in working capital items	(445)	(365)	(80)
Other	24	(9)	33
Net cash provided by operating activities	$169	$257	$(88)

Net cash used in investing activities	$(190)	$(230)	$40

Net cash used in financing activities	$(159)	$(251)	$92
Operating Activities
Net cash provided by operating activities was $169 million in the first six months of 2025, as compared to $257 million in the first six months of 2024. The decrease in operating cash flow reflects lower earnings in the first six months of 2025, as compared to the first six months of 2024, and an incremental increase in working capital during the first half of 2025, as compared to the first half of 2024.
Investing Activities
Net cash used in investing activities was $190 million in the first six months of 2025, as compared to $230 million in the first six months of 2024. In the first six months of 2025, we received proceeds of $36 million related to the sale of a non-core business in the Company's Seating segment. Capital spending was $229 million in the first six months of 2025, as compared to $234 million in the first six months of 2024. Capital spending is estimated to be $590 million in 2025.

LEAR CORPORATION AND SUBSIDIARIES
Financing Activities
Net cash used in financing activities was $159 million in the first six months of 2025, as compared to $251 million in the first six months of 2024. In the first six months of 2025, we paid $48 million for repurchases of our common stock, $85 million in dividends to Lear shareholders and $45 million in dividends to noncontrolling interest holders. In the first six months of 2024, we paid $107 million for repurchases of our common stock, $89 million in dividends to Lear shareholders and $40 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of June 28, 2025 and December 31, 2024, we had lines of credit from banks totaling $381 million and $343 million, respectively. As of June 28, 2025 and December 31, 2024, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million.
Term Loan
In June 2025, we amended our Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, we recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $1 million. As of June 28, 2025, we had $100 million outstanding under our Term Loan.
Senior Notes and Credit Agreement
For further information related to our senior notes and Credit Agreement, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Subsequent Event
On July 24, 2025, we amended and restated our Credit Agreement to extend the maturity date to July 24, 2030.
Common Stock Share Repurchase Program and Quarterly Cash Dividends
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 14, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 88% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. These agreements have historically mitigated this risk, but no assurance can be provided that the agreements will continue to do so in the future. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of June 28, 2025, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters of $14 million. In addition, as of June 28, 2025, we had recorded reserves for warranty and recall matters of $31 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2025.
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

LEAR CORPORATION AND SUBSIDIARIES
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
•disruptions in relationships with our customers and suppliers;
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

LEAR CORPORATION AND SUBSIDIARIES
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	June 28, 2025	December 31, 2024
Notional amount (contract maturities < 36 months)	$3,063	$3,087
Fair value	100	(154)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Moroccan dirham, the Honduran lempira and the Chinese renminbi.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	June 28, 2025	December 31, 2024
U.S. dollar	10%	$36	$19
Euro	10%	42	38
(1)     Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	June 28, 2025	December 31, 2024
U.S. dollar	10%	$203	$187
Euro	10%	71	68
(2)     Relative to all other currencies to which it is exposed for a twelve-month period

LEAR CORPORATION AND SUBSIDIARIES
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of June 28, 2025, we had $100 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 0.875% to 1.375%. As of June 28, 2025, the interest rate was 5.320%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LEAR CORPORATION AND SUBSIDIARIES
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
Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption could be modified in the future to include only the U.S. content of USMCA-qualifying automobile parts. The U.S. administration has been negotiating agreements with several countries. It has reached an agreement with the United Kingdom and announced an agreement with Japan that include reductions in the Automobile Parts Tariff to 10% and 15%, respectively.
•50% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff. This tariff was increased from 25% to 50% effective June 4, 2025.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff or the Steel/Aluminum Tariff. On July 10, 2025, President Trump announced a 35% tariff on all imports into the United States from Canada effective August 1, 2025, and on July 12, 2025, announced a 30% tariff on all imports into the United States from Mexico. Although the exception for USMCA-qualifying goods is expected to remain in place, this has not yet been confirmed by the current U.S. administration.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff").
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Country-specific tariffs were to replace the 10% tariffs effective April 9, 2025, but are currently paused, with the exception of China, until August 1, 2025 (the "Reciprocal Tariffs"). The China Reciprocal Tariff of 125% was reduced to 10% effective May 14, 2025 through August 12, 2025, and is additive to the China Tariff discussed above. On July 12, 2025, President Trump threatened a 30% tariff on all imports into the United States from the European Union effective August 1, 2025. In addition, various country-specific proposals and agreements have been or are being negotiated directly with the affected countries.

LEAR CORPORATION AND SUBSIDIARIES
•50% tariff on copper imports into the United States effective August 1, 2025. The scope of this tariff has not yet been confirmed by the current U.S. administration (the "Copper Tariff").
The actual impact of these tariffs on our business, financial condition and results of operations is subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs, future changes in the amounts and scope of such tariffs, the potential withdrawal of such tariffs in whole or in part, the scope and effective date of any exemptions to such tariffs, any modification to existing exemptions to the tariffs, countermeasures that the target countries may take in response to such tariffs, and the impact such tariffs may have on our customers and our supply chain. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will continue to be successful in recovering such costs from our customers or that any of these mitigating actions will continue to be successful or will not disrupt and deteriorate our business, operations and financial performance.
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
Further, the U.S. and other governments could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions in recent months). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico, including, without limitation, the Dominican Republic-Central America-United States Free Trade Agreement. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 14, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,049.9 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended June 28, 2025, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
March 30, 2025 through April 26, 2025	—	$—	—	$1,074.9
April 27, 2025 through May 24, 2025	—	$—	—	$1,074.9
May 25, 2025 through June 28, 2025	271,117	$92.21	271,117	$1,049.9
Total	271,117	$92.21	271,117	$1,049.9

LEAR CORPORATION AND SUBSIDIARIES
ITEM 5 — OTHER INFORMATION
RULE 10b5-1 TRADING PLAN
During the three months ended June 28, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

LEAR CORPORATION AND SUBSIDIARIES
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	10.1
Second Amended and Restated Credit Agreement, dated July 24, 2025, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., BNP Paribas Corp., Citibank, N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent.

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

LEAR CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 25, 2025	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer