Form 10-Q
period 2025-09-27
LEAR CORP
filed 2025-10-31
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2025, the number of shares outstanding of the registrant's common stock was 51,870,171 shares.

LEAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2025

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 27, 2025 (1)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,009.6	$1,052.9
Accounts receivable	4,222.4	3,589.3
Inventories	1,762.8	1,601.1
Other	1,038.3	940.8
Total current assets	8,033.1	7,184.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,896.2	2,833.4
Goodwill	1,761.8	1,699.2
Other	2,466.6	2,310.8
Total long-term assets	7,124.6	6,843.4
Total assets	$15,157.7	$14,027.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$27.3	$26.7
Accounts payable and drafts	3,619.1	3,250.5
Accrued liabilities	2,299.5	2,167.6
Current portion of long-term debt	3.7	2.2
Total current liabilities	5,949.6	5,447.0
LONG-TERM LIABILITIES:
Long-term debt	2,759.7	2,733.3
Other	1,205.9	1,246.2
Total long-term liabilities	3,965.6	3,979.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of September 27, 2025 and December 31, 2024	0.6	0.6
Additional paid-in capital	1,094.9	1,077.4
Common stock held in treasury, 12,300,073 and 10,993,851 shares as of September 27, 2025 and December 31, 2024, respectively, at cost	(1,545.5)	(1,423.6)
Retained earnings	6,147.2	5,931.0
Accumulated other comprehensive loss	(591.4)	(1,133.7)
Lear Corporation shareholders' equity	5,105.8	4,451.7
Noncontrolling interests	136.7	149.3
Equity	5,242.5	4,601.0
Total liabilities and equity	$15,157.7	$14,027.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$5,679.8	$5,584.4	$17,270.5	$17,591.4

Cost of sales	5,316.1	5,179.1	16,108.5	16,339.2
Selling, general and administrative expenses	166.4	174.1	525.1	535.9
Amortization of intangible assets	4.8	10.7	14.7	38.5
Interest expense, net	24.6	26.5	75.8	79.5
Other expense, net	8.5	3.4	34.1	24.3
Consolidated income before provision for income taxes and equity in net income of affiliates	159.4	190.6	512.3	574.0
Provision for income taxes	45.1	47.1	131.9	133.8
Equity in net income of affiliates	(12.1)	(12.5)	(40.4)	(37.1)
Consolidated net income	126.4	156.0	420.8	477.3
Less: Net income attributable to noncontrolling interests	18.2	20.2	66.7	58.8
Net income attributable to Lear	$108.2	$135.8	$354.1	$418.5

Basic net income per share attributable to Lear (Note 13)	$2.03	$2.42	$6.60	$7.38

Diluted net income per share attributable to Lear (Note 13)	$2.02	$2.41	$6.56	$7.33

Cash dividends declared per share	$0.77	$0.77	$2.31	$2.31

Average common shares outstanding	53,222,383	56,038,579	53,631,217	56,737,212

Average diluted shares outstanding	53,653,263	56,373,835	53,976,161	57,057,468

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$174.8	$228.4	$965.4	$306.1
Less: Comprehensive income attributable to noncontrolling interests	18.4	24.8	69.0	60.4
Comprehensive income attributable to Lear	$156.4	$203.6	$896.4	$245.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 27, 2025
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at June 28, 2025	$0.6	$1,088.7	$(1,449.3)	$6,081.6	$(639.6)	$5,082.0
Comprehensive income:
Net income	—	—	—	108.2	—	108.2
Other comprehensive income	—	—	—	—	48.2	48.2
Total comprehensive income	—	—	—	108.2	48.2	156.4
Stock-based compensation	—	11.8	—	—	—	11.8
Net issuance of 35,360 shares held in treasury in settlement of stock-based compensation	—	(5.6)	4.9	(1.1)	—	(1.8)
Repurchase of 968,884 shares of common stock at average price of $103.34 per share	—	—	(101.1)	—	—	(101.1)
Dividends declared to Lear Corporation shareholders	—	—	—	(41.5)	—	(41.5)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—
Balance at September 27, 2025	$0.6	$1,094.9	$(1,545.5)	$6,147.2	$(591.4)	$5,105.8

	Nine Months Ended September 27, 2025
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2025	$0.6	$1,077.4	$(1,423.6)	$5,931.0	$(1,133.7)	$4,451.7
Comprehensive income:
Net income	—	—	—	354.1	—	354.1
Other comprehensive income	—	—	—	—	542.3	542.3
Total comprehensive income	—	—	—	354.1	542.3	896.4
Stock-based compensation	—	48.7	—	—	—	48.7
Net issuance of 196,782 shares held in treasury in settlement of stock-based compensation	—	(31.2)	29.5	(10.3)	—	(12.0)
Repurchase of 1,503,004 shares of common stock at average price of $99.88 per share	—	—	(151.4)	—	—	(151.4)
Dividends declared to Lear Corporation shareholders	—	—	—	(127.6)	—	(127.6)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—
Balance at September 27, 2025	$0.6	$1,094.9	$(1,545.5)	$6,147.2	$(591.4)	$5,105.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 27, 2025
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at June 28, 2025	$5,082.0	$128.7	$5,210.7
Comprehensive income:
Net income	108.2	18.2	126.4
Other comprehensive income	48.2	0.2	48.4
Total comprehensive income	156.4	18.4	174.8
Stock-based compensation	11.8	—	11.8
Net issuance of 35,360 shares held in treasury in settlement of stock-based compensation	(1.8)	—	(1.8)
Repurchase of 968,884 shares of common stock at average price of $103.34 per share	(101.1)	—	(101.1)
Dividends declared to Lear Corporation shareholders	(41.5)	—	(41.5)
Dividends declared to noncontrolling interest holders	—	(11.5)	(11.5)
Contribution from noncontrolling interest holder	—	1.1	1.1
Balance at September 27, 2025	$5,105.8	$136.7	$5,242.5

	Nine Months Ended September 27, 2025
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2025	$4,451.7	$149.3	$4,601.0
Comprehensive income:
Net income	354.1	66.7	420.8
Other comprehensive income	542.3	2.3	544.6
Total comprehensive income	896.4	69.0	965.4
Stock-based compensation	48.7	—	48.7
Net issuance of 196,782 shares held in treasury in settlement of stock-based compensation	(12.0)	—	(12.0)
Repurchase of 1,503,004 shares of common stock at average price of $99.88 per share	(151.4)	—	(151.4)
Dividends declared to Lear Corporation shareholders	(127.6)	—	(127.6)
Dividends declared to noncontrolling interest holders	—	(83.7)	(83.7)
Contribution from noncontrolling interest holder	—	2.1	2.1
Balance at September 27, 2025	$5,105.8	$136.7	$5,242.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8
Comprehensive income:
Net income	—	—	—	135.8	—	135.8
Other comprehensive income	—	—	—	—	67.8	67.8
Total comprehensive income	—	—	—	135.8	67.8	203.6
Stock-based compensation	—	16.0	—	—	—	16.0
Net issuance of 23,695 shares held in treasury in settlement of stock-based compensation	—	(3.9)	3.5	(0.7)	—	(1.1)
Repurchase of 1,875,382 shares of common stock at average price of $111.48 per share	—	—	(211.2)	—	—	(211.2)
Dividends declared to Lear Corporation shareholders	—	—	—	(43.9)	—	(43.9)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 28, 2024	$0.6	$1,064.7	$(1,322.9)	$5,884.4	$(861.6)	$4,765.2

	Nine Months Ended September 28, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	418.5	—	418.5
Other comprehensive income (loss)	—	—	—	—	(172.8)	(172.8)
Total comprehensive income (loss)	—	—	—	418.5	(172.8)	245.7
Stock-based compensation	—	50.6	—	—	—	50.6
Net issuance of 168,740 shares held in treasury in settlement of stock-based compensation	—	(36.4)	23.8	(1.7)	—	(14.3)
Repurchase of 2,569,088 shares of common stock at average price of $116.48 per share	—	—	(302.1)	—	—	(302.1)
Dividends declared to Lear Corporation shareholders	—	—	—	(133.5)	—	(133.5)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 28, 2024	$0.6	$1,064.7	$(1,322.9)	$5,884.4	$(861.6)	$4,765.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2024
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0
Comprehensive income:
Net income	135.8	20.2	156.0
Other comprehensive income	67.8	4.6	72.4
Total comprehensive income	203.6	24.8	228.4
Stock-based compensation	16.0	—	16.0
Net issuance of 23,695 shares held in treasury in settlement of stock-based compensation	(1.1)	—	(1.1)
Repurchase of 1,875,382 shares of common stock at average price of $111.48 per share	(211.2)	—	(211.2)
Dividends declared to Lear Corporation shareholders	(43.9)	—	(43.9)
Dividends declared to noncontrolling interest holders	—	(7.9)	(7.9)
Balance at September 28, 2024	$4,765.2	$129.1	$4,894.3

	Nine Months Ended September 28, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	418.5	58.8	477.3
Other comprehensive income (loss)	(172.8)	1.6	(171.2)
Total comprehensive income (loss)	245.7	60.4	306.1
Stock-based compensation	50.6	—	50.6
Net issuance of 168,740 shares held in treasury in settlement of stock-based compensation	(14.3)	—	(14.3)
Repurchase of 2,569,088 shares of common stock at average price of $116.48 per share	(302.1)	—	(302.1)
Dividends declared to Lear Corporation shareholders	(133.5)	—	(133.5)
Dividends declared to noncontrolling interest holders	—	(73.1)	(73.1)
Balance at September 28, 2024	$4,765.2	$129.1	$4,894.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash Flows from Operating Activities:
Consolidated net income	$420.8	$477.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	448.2	461.6
Net change in recoverable customer engineering, development and tooling	31.7	(54.1)
Net change in working capital items (see below)	(355.3)	(506.1)
Other, net	67.5	60.6
Net cash provided by operating activities	612.9	439.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(366.8)	(366.6)
Other, net	41.2	(1.3)
Net cash used in investing activities	(325.6)	(367.9)
Cash Flows from Financing Activities:
Repurchases of common stock	(150.1)	(310.8)
Dividends paid to Lear Corporation shareholders	(125.4)	(131.9)
Dividends paid to noncontrolling interests	(84.2)	(70.3)
Other, net	10.9	6.7
Net cash used in financing activities	(348.8)	(506.3)
Effect of foreign currency translation	20.5	4.1
Net Change in Cash, Cash Equivalents and Restricted Cash	(41.0)	(430.8)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,055.4	1,198.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,014.4	$767.7

Changes in Working Capital Items:
Accounts receivable	$(427.9)	$(582.5)
Inventories	(73.6)	(5.7)
Accounts payable	197.5	47.2
Accrued liabilities and other	(51.3)	34.9
Net change in working capital items	$(355.3)	$(506.1)

Supplementary Disclosure:
Cash paid for interest	$81.4	$83.2
Cash paid for income taxes, net of refunds received	$212.9	$205.8
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2025	$100.0
Provision for employee termination benefits	137.0
Payments, utilizations and foreign currency	(160.6)
Balance at September 27, 2025	$76.4
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Employee termination benefits	$137.0	$96.6
Asset impairments:
Property, plant and equipment	11.2	1.6
Right-of-use assets	0.1	—
Contract termination costs	4.0	2.8
Other related costs	3.7	6.7
	$156.0	$107.7

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restructuring charges by income statement line item are shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cost of sales	$141.4	$97.1
Selling, general and administrative expenses	17.4	14.4
Other expense, net	(2.8)	(3.8)
	$156.0	$107.7
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Seating	$21.7	$14.1	$98.0	$76.8
E-Systems	15.9	6.2	49.6	24.6
Other	0.6	3.7	8.4	6.3
	$38.2	$24.0	$156.0	$107.7
The Company expects to incur approximately $22 million and approximately $9 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of September 27, 2025, and expects that the components of such costs will be consistent with its historical experience.
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
A summary of inventories is shown below (in millions):

	September 27, 2025	December 31, 2024
Raw materials	$1,302.6	$1,206.7
Work-in-process	137.6	124.3
Finished goods	527.0	477.0
Reserves	(204.4)	(206.9)
Inventories	$1,762.8	$1,601.1
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
During the first nine months of 2025 and 2024, the Company capitalized $216.2 million and $225.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2025 and 2024, the Company also capitalized $79.4 million and $113.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first nine months of 2025 and 2024, the Company collected $343.2 million and $287.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	September 27, 2025	December 31, 2024
Current	$219.1	$248.3
Long-term	162.6	141.6
Recoverable customer E&D and tooling	$381.7	$389.9
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
A summary of property, plant and equipment is shown below (in millions):

	September 27, 2025	December 31, 2024
Land	$102.7	$98.6
Buildings and improvements	962.6	898.3
Machinery and equipment	5,955.4	5,485.2
Construction in progress	339.2	335.8
Total property, plant and equipment	7,359.9	6,817.9
Less – accumulated depreciation	(4,463.7)	(3,984.5)
Property, plant and equipment, net	$2,896.2	$2,833.4
Depreciation expense was $147.5 million and $141.7 million in the three months ended September 27, 2025 and September 28, 2024, respectively, and $433.5 million and $423.1 million in the nine months ended September 27, 2025 and September 28, 2024, respectively.
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
In the first nine months of 2025 and 2024, the Company recognized property, plant and equipment impairment charges of $11.2 million and $1.6 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first nine months of 2025 and 2024, the Company recognized additional property, plant and equipment impairment charges of $0.4 million and $3.9 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
Assets Held for Sale
As of September 27, 2025 and December 31, 2024, the Company has assets classified as held for sale of $5.9 million and $47.4 million, respectively. The criteria for classification as held for sale have been met, as management is committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
initiated, the sale is probable and expected to be completed within one year, and the assets are being marketed at a price that is reasonable in relation to their current fair value.
As of December 31, 2024, $42.0 million of the assets held for sale were in connection with the then-pending disposal of a non-core business in the Company's Seating segment. The sale was completed in the first quarter of 2025. Accordingly, the assets classified as held from sale have been removed from the balance sheet as of September 27, 2025.
In the nine months ended September 27, 2025, an incremental loss of $2.7 million on the disposal of the non-core business was recognized to reflect adjustments to the carrying values of the assets and transaction expenses. The loss is included in other expense, net in the accompanying condensed consolidated statement of comprehensive income for the nine months ended September 27, 2025. Proceeds from the sale of $36.5 million are included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 27, 2025.
The remaining assets held for sale as of September 27, 2025 and December 31, 2024, are primarily buildings and improvements.
The classification of assets held for sale is shown below (in millions):

	September 27, 2025	December 31, 2024
Other current assets	$5.9	$59.3
Accrued liabilities	—	(11.9)
Net assets held for sale	$5.9	$47.4

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended September 27, 2025, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2025	$1,305.9	$393.3	$1,699.2
Foreign currency translation and other	55.5	7.1	62.6
Balance at September 27, 2025	$1,361.4	$400.4	$1,761.8
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
There was no impairment of goodwill in the first nine months of 2025 and 2024. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of September 27, 2025 and December 31, 2024, the Company had lines of credit from banks totaling $380.1 million and $342.5 million, respectively. As of September 27, 2025 and December 31, 2024, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.3 million and $26.7 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	September 27, 2025
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$100.0	$(0.1)	$—	$99.9	5.223%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(0.9)	(0.7)	548.4	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.1)	(0.4)	373.5	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.3)	(0.4)	348.3	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.0)	(0.5)	347.5	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.2)	11.8	631.6	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.4)	(0.5)	346.1	3.558%
Other	68.1	—	—	68.1	N/A
	$2,768.1	$(14.0)	$9.3	2,763.4
Less — Current portion				(3.7)
Long-term debt				$2,759.7

	December 31, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$100.0	$(0.3)	$—	$99.7	5.835%
2027 Notes	550.0	(1.2)	(1.1)	547.7	3.885%
2029 Notes	375.0	(1.4)	(0.5)	373.1	4.288%
2030 Notes	350.0	(1.5)	(0.4)	348.1	3.525%
2032 Notes	350.0	(2.2)	(0.6)	347.2	2.624%
2049 Notes	625.0	(5.4)	12.2	631.8	5.103%
2052 Notes	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.9	—	—	41.9	N/A
	$2,741.9	$(15.5)	$9.1	2,735.5
Less — Current portion				(2.2)
Long-term debt				$2,733.3
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
As of September 27, 2025, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
On July 24, 2025, the Company amended and restated its $2.0 billion unsecured revolving credit agreement (the "Credit Agreement") to extend the maturity date to July 24, 2030. In connection with this transaction, the Company recognized a loss on the extinguishment of debt of $0.3 million, which is included in other expense, net in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 27, 2025, and incurred related issuance costs of $3.2 million, which are included in other financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 27, 2025.
As of September 27, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of September 27, 2025, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of September 27, 2025	Minimum	Maximum	Rate as of September 27, 2025
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of September 27, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
As of September 27, 2025, the Company had $100.0 million outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"). On June 27, 2025, the Company amended the Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, the Company recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $0.5 million, which is reflected in other expense, net in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 27, 2025.
Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 0.875% to 1.375%. As of September 27, 2025, the interest rate was 5.223%. The Term Loan contains the same covenants as the Credit Agreement.
As of September 27, 2025, the Company was in compliance with all covenants under the Term Loan.
Other
As of September 27, 2025 and December 31, 2024, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and finance lease agreements.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	September 27, 2025	December 31, 2024
Right-of-use assets under operating leases:
Other long-term assets	$721.1	$699.8
Lease obligations under operating leases:
Accrued liabilities	$166.8	$152.6
Other long-term liabilities	590.4	582.5
	$757.2	$735.1
Maturities of lease obligations are shown below (in millions):

September 27, 2025
2025 (1)	$50.4
2026	187.2
2027	160.2
2028	128.2
2029	92.3
Thereafter	232.2
Total undiscounted cash flows	850.5
Less: Imputed interest	(93.3)
Lease obligations under operating leases	$757.2
(1)     For the remaining three months
Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$115.9	$132.8
Operating cash flows:
Cash paid related to operating lease obligations	$149.1	$143.3
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease expense	$50.1	$48.2	$145.8	$142.9
Short-term lease expense	5.3	4.5	15.8	15.4
Variable lease expense	2.7	2.3	6.0	6.4
Total lease expense	$58.1	$55.0	$167.6	$164.7
In the three and nine months ended September 27, 2025, the Company incurred $11.3 million and $32.3 million, respectively, related to usage-based employee transportation costs.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the nine months ended September 27, 2025, the Company recognized impairment charges of $0.1 million related to its right-of-use assets in conjunction with its restructuring actions (Note 2, "Restructuring"). In the nine months ended September 28, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
The weighted average lease term and discount rate for operating leases are shown below:

September 27, 2025
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$1.0	$—	$2.9	$—	$3.0
Interest cost	4.4	3.9	5.1	3.9	13.4	11.5	15.3	11.7
Expected return on plan assets	(4.0)	(3.9)	(5.4)	(3.7)	(12.2)	(11.5)	(16.1)	(11.1)
Amortization of actuarial loss	0.1	0.4	0.3	0.5	0.4	1.2	0.7	1.5
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$0.5	$1.4	$—	$1.7	$1.5	$4.1	$(0.2)	$5.1
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.1	$1.1	$0.5	$1.1	$0.5
Amortization of actuarial gain	(0.6)	(0.1)	(0.8)	—	(2.0)	(0.2)	(2.3)	(0.2)
Amortization of prior service credit	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.3)	$0.1	$(0.4)	$0.1	$(1.0)	$0.3	$(1.3)	$0.3
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2025 and 2024, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of September 27, 2025 and December 31, 2024, there were no significant contract liabilities recorded. Further, in the first nine months of 2025 and 2024, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	September 27, 2025			September 28, 2024
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,032.4	$548.6	$2,581.0	$1,885.2	$518.2	$2,403.4
Europe and Africa	1,233.1	532.4	1,765.5	1,327.5	565.0	1,892.5
Asia	817.4	265.4	1,082.8	750.8	304.2	1,055.0
South America	166.7	83.8	250.5	148.3	85.2	233.5
	$4,249.6	$1,430.2	$5,679.8	$4,111.8	$1,472.6	$5,584.4

	Nine Months Ended
	September 27, 2025			September 28, 2024
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$5,827.7	$1,521.4	$7,349.1	$5,918.3	$1,513.5	$7,431.8
Europe and Africa	4,195.1	1,795.7	5,990.8	4,493.2	1,824.7	6,317.9
Asia	2,428.4	870.6	3,299.0	2,196.6	992.5	3,189.1
South America	423.4	208.2	631.6	428.3	224.3	652.6
	$12,874.6	$4,395.9	$17,270.5	$13,036.4	$4,555.0	$17,591.4

(11) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other expense	$16.0	$10.9	$49.8	$42.2
Other income	(7.5)	(7.5)	(15.7)	(17.9)
Other expense, net	$8.5	$3.4	$34.1	$24.3
In the three and nine months ended September 27, 2025, other expense includes net foreign currency transaction losses of $8.9 million and $26.2 million, respectively, including losses of $4.0 million and $8.6 million, respectively, related to the hyper-inflationary environment in Argentina. In the nine months ended September 27, 2025, other expense also includes a loss of $2.7 million related to the disposal of a non-core business.
In the three and nine months ended September 28, 2024, other expense includes net foreign currency transaction losses of $5.7 million and $24.0 million, respectively, including losses of $4.1 million and $13.9 million, respectively, related to the hyper-inflationary environment in Argentina.
(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 27, 2025 and September 28, 2024, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Provision for income taxes	$45.1	$47.1	$131.9	$133.8
Pretax income before equity in net income of affiliates	$159.4	$190.6	$512.3	$574.0
Effective tax rate	28.3%	24.7%	25.7%	23.3%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Restructuring charges and various other items	$25.3	$24.7
Tax reserves and audit settlements	3.4	3.3
Share-based compensation	(1.8)	(0.4)
Valuation allowances on deferred tax assets	(0.6)	—
	$26.3	$27.6
Excluding the items above, the effective tax rate for the first nine months of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
2025 Budget Reconciliation Bill
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the "Act"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Company is evaluating the potential impacts of the Act and has determined that the Act will not have a significant impact on its 2025 consolidated financial statements. Further, the Act is not expected to have a significant impact on the Company's 2026 consolidated financial statements, based on the guidance issued to date.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income attributable to Lear	$108.2	$135.8	$354.1	$418.5

Average common shares outstanding	53,222,383	56,038,579	53,631,217	56,737,212
Dilutive effect of common stock equivalents	430,880	335,256	344,944	320,256
Average diluted shares outstanding	53,653,263	56,373,835	53,976,161	57,057,468

Basic net income per share attributable to Lear	$2.03	$2.42	$6.60	$7.38

Diluted net income per share attributable to Lear	$2.02	$2.41	$6.56	$7.33
(14) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss in the three and nine months ended September 27, 2025, is shown below (in millions):

	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Defined benefit plans:
Balance at beginning of period	$(93.5)	$(91.1)
Reclassification adjustments (net of tax benefit (expense) of ($0.2) million and $0.9 million in the three and nine months ended September 27, 2025, respectively)	(0.5)	0.1
Other comprehensive income (loss) recognized during the period	1.0	(2.0)
Balance at end of period	$(93.0)	$(93.0)
Derivative instruments and hedging:
Balance at beginning of period	$63.5	$(133.7)
Reclassification adjustments (net of tax benefit of $3.1 million and $0.2 million in the three and nine months ended September 27, 2025, respectively)	(11.8)	(0.6)
Other comprehensive income recognized during the period (net of tax expense of $16.0 million and $65.1 million in the three and nine months ended September 27, 2025, respectively)	59.4	245.4
Balance at end of period	$111.1	$111.1
Foreign currency translation:
Balance at beginning of period	$(609.6)	$(908.9)
Other comprehensive income recognized during the period (net of tax benefit (expense) of ($0.3) million and $4.8 million in the three and nine months ended September 27, 2025, respectively)	0.1	299.4
Balance at end of period	$(609.5)	$(609.5)

Total accumulated other comprehensive loss	$(591.4)	$(591.4)
In the three months ended September 27, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Brazilian real and the Chinese renminbi relative to the U.S. dollar. In the nine months ended September 27, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real and the Chinese renminbi relative to the U.S. dollar. .
In the three and nine months ended September 27, 2025, foreign currency translation adjustments include pretax losses of $0.8 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, as well as net investment hedge gains (losses) of $1.5 million and ($22.7) million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss in the three and nine months ended September 28, 2024, is shown below (in millions):

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
In the three months ended September 28, 2024, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Chinese renminbi relative to the U.S. dollar. In the nine months ended September 28, 2024, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Chinese renminbi, partially offset by the weakening of the Brazilian real, relative to the U.S. dollar.
In the three and nine months ended September 28, 2024, foreign currency translation adjustments include pretax losses of $0.1 million and $0.2 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, as well as net investment hedge losses of $4.7 million and $1.0 million, respectively.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases. As of September 27, 2025, the Company has repurchased, in aggregate, $5.7 billion of its outstanding common stock, at an average price of $94.68 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $0.9 billion, which expires on December 31, 2026.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases in the first nine months of 2025 and the remaining repurchase authorization as of September 27, 2025, are shown below (in millions, except for share and per share amounts):

Nine Months Ended September 27, 2025				As of September 27, 2025
Aggregate Repurchases (1)	Cash Paid for Repurchases (1)	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$150.1	$150.1	1,503,004	$99.88	$949.8
(1)     Excludes excise tax and commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first, second and third quarters of 2025 and 2024.
Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Dividends declared	$127.6	$133.5
Dividends paid	125.4	131.9
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(15) Legal and Other Contingencies
As of September 27, 2025 and December 31, 2024, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters of $14.3 million and $13.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters in the nine months ended September 27, 2025, is shown below (in millions):

Balance at January 1, 2025	$27.3
Expense, net (including changes in estimates)	14.1
Settlements	(9.4)
Foreign currency translation and other	2.2
Balance at September 27, 2025	$34.2
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
As of September 27, 2025 and December 31, 2024, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended September 27, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,249.6	$1,430.2	$—	$5,679.8
Intersegment revenues (1)	0.8	67.1	(67.9)	—
Less (2):
Cost of sales	3,926.7	1,416.3	(26.9)	5,316.1
Gross margin	323.7	81.0	(41.0)	363.7
Selling, general and administrative	80.7	35.6	50.1	166.4
Amortization of intangibles	3.0	1.8	—	4.8
Intersegment support activities	2.4	2.6	(5.0)	—
Segment earnings (3)	$237.6	$41.0	$(86.1)	192.5
Reconciliation of segment earnings:
Interest expense, net				24.6
Other expense, net				8.5
Consolidated income before provision for income taxes and equity in net income of affiliates				$159.4

	Three Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,111.8	$1,472.6	$—	$5,584.4
Intersegment revenues (1)	0.9	57.4	(58.3)	—
Less (2):
Cost of sales	3,771.2	1,424.2	(16.3)	5,179.1
Gross margin	341.5	105.8	(42.0)	405.3
Selling, general and administrative	88.7	36.6	48.8	174.1
Amortization of intangibles	8.9	1.8	—	10.7
Intersegment support activities	1.5	2.1	(3.6)	—
Segment earnings (3)	$242.4	$65.3	$(87.2)	220.5
Reconciliation of segment earnings:
Interest expense, net				26.5
Other expense, net				3.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$190.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 27, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$12,874.6	$4,395.9	$—	$17,270.5
Intersegment revenues (1)	4.9	199.2	(204.1)	—
Less (2):
Cost of sales	11,864.6	4,322.3	(78.4)	16,108.5
Gross margin	1,014.9	272.8	(125.7)	1,162.0
Selling, general and administrative	262.0	108.3	154.8	525.1
Amortization of intangibles	9.3	5.4	—	14.7
Intersegment support activities	5.8	7.4	(13.2)	—
Segment earnings (3)	$737.8	$151.7	$(267.3)	622.2
Reconciliation of segment earnings:
Interest expense, net				75.8
Other expense, net				34.1
Consolidated income before provision for income taxes and equity in net income of affiliates				$512.3

	Nine Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$13,036.4	$4,555.0	$—	$17,591.4
Intersegment revenues (1)	2.3	173.6	(175.9)	—
Less (2):
Cost of sales	11,983.0	4,406.0	(49.8)	16,339.2
Gross margin	1,055.7	322.6	(126.1)	1,252.2
Selling, general and administrative	262.9	117.5	155.5	535.9
Amortization of intangibles	28.4	10.1	—	38.5
Intersegment support activities	4.4	6.1	(10.5)	—
Segment earnings (3)	$760.0	$188.9	$(271.1)	677.8
Reconciliation of segment earnings:
Interest expense, net				79.5
Other expense, net				24.3
Consolidated income before provision for income taxes and equity in net income of affiliates				$574.0
(1)     Intersegment transactions are accounted for at values comparable to unaffiliated third-party transactions
(2)     The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown
(3)     See definition above

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other segment related disclosures are shown below (in millions):

	Three Months Ended September 27, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$95.5	$46.3	$5.7	$147.5
Capital expenditures	92.2	40.1	5.1	137.4

	Three Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$91.0	$45.5	$5.2	$141.7
Capital expenditures	91.6	38.1	2.5	132.2

	Nine Months Ended September 27, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$278.6	$138.4	$16.5	$433.5
Capital expenditures	249.0	104.1	13.7	366.8
Inventories	892.8	870.0	—	1,762.8
Total assets	8,872.5	4,091.2	2,194.0	15,157.7

	Nine Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$273.0	$134.7	$15.4	$423.1
Capital expenditures	237.5	118.5	10.6	366.6
Inventories	929.6	838.5	—	1,768.1
Total assets	8,745.0	4,183.4	1,889.7	14,818.1
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

	September 27, 2025	December 31, 2024
Estimated aggregate fair value (1)	$2,458.0	$2,373.2
Aggregate carrying value (1) (2)	2,700.0	2,700.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	September 27, 2025	September 28, 2024
Balance sheet:
Cash and cash equivalents	$1,009.6	$763.9
Restricted cash included in other current assets	3.2	2.1
Restricted cash included in other long-term assets	1.6	1.7
Statement of cash flows:
Cash, cash equivalents and restricted cash	$1,014.4	$767.7
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of September 27, 2025 and December 31, 2024, accounts receivable are reflected net of reserves of $29.9 million and $27.3 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2025.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	September 27, 2025	December 31, 2024
Other current assets	$10.2	$6.6
Other long-term assets	92.9	82.6
	$103.1	$89.2
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
Equity Securities Without Readily Determinable Fair Values
As of September 27, 2025 and December 31, 2024, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the nine months ended September 27, 2025 and September 28, 2024, contra interest expense on net investment hedges of $2.6 million and $1.7 million, respectively, is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	September 27, 2025	December 31, 2024
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$79.9	$16.1
Other long-term assets	80.1	0.5
Other current liabilities	(2.0)	(105.4)
Other long-term liabilities	(0.4)	(61.6)
	157.6	(150.4)
Notional amount	$2,562.6	$2,605.7
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$—	$7.1
Other current liabilities	(10.5)	—
Other long-term liabilities	$(5.1)	$—
	(15.6)	7.1
Notional amount	$300.0	$150.0
Outstanding maturities in months, not to exceed	44	15
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$0.3	$2.3
Other current liabilities	(2.0)	(6.1)
	(1.7)	(3.8)
Notional amount	$305.2	$481.7
Outstanding maturities in months, not to exceed	1	1
Total fair value	$140.3	$(147.1)
Total notional amount	$3,167.8	$3,237.4
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$75.4	$(81.2)	$310.5	$(140.4)
Net investment hedge contracts	1.5	(4.7)	(22.7)	(1.0)
	76.9	(85.9)	287.8	(141.4)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	—	(0.8)	(0.5)	(3.3)
Cost of sales	(15.5)	(11.8)	(2.1)	(96.1)
Interest expense, net	0.6	0.6	1.8	1.8
	(14.9)	(12.0)	(0.8)	(97.6)
Comprehensive income (loss)	$62.0	$(97.9)	$287.0	$(239.0)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of September 27, 2025 and December 31, 2024, pretax net gains (losses) of $148.8 million and ($138.2) million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$77.9
Interest rate swap contracts	(2.4)
Total	$75.5
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 27, 2025 and December 31, 2024, are shown below (in millions):

	September 27, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$155.9	Market/ Income	$—	$155.9	$—
Net investment hedge contracts	Recurring	(15.6)	Market/ Income	—	(15.6)	—
Marketable equity securities	Recurring	103.1	Market	103.1	—	—

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
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 27, 2025 and December 31, 2024, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2025.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the nine months ended September 27, 2025 and September 28, 2024, the Company completed impairment assessments and recorded related impairment charges of $11.6 million and $5.5 million, respectively, related to its property, plant and equipment and $0.1 million and $0.9 million, respectively, related to its right-of-use assets. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of September 27, 2025, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
ASU 2025-06 (issued September 2025), "Intangibles: Targeted Improvements to the Accounting for Internal-Use Software." The ASU removes all references to project development stages and provides new guidance on evaluating whether the recognition threshold to capitalize software costs has been met. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The update may be adopted prospectively, retrospectively or using a modified transition approach. The ASU will not have a significant impact on the Company's consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a significant impact or are not relevant to the Company's condensed consolidated financial statements.

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

Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through organic and inorganic investments in automation and other advanced manufacturing technologies and the digital transformation of both our operations and administrative functions. These investments and this transformation involve the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize products and processes, resulting in higher efficiency, quality and responsiveness to customers.
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
Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced or implemented by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption could be modified in the future to include only the U.S. content of USMCA-qualifying automobile parts. The U.S. administration has been negotiating agreements with several countries. It has reached agreements with the United Kingdom, the European Union, Japan and South Korea that include reductions in the Automobile Parts Tariff to 10% (inclusive of existing duties) for the United Kingdom and 15% (inclusive of existing duties) for the European Union, Japan and South Korea.

•50% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff. This tariff was increased from 25% to 50%, except for imports from the United Kingdom (which remained at 25%), effective June 4, 2025.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff or the Steel/Aluminum Tariff. On July 10, 2025, President Trump announced a 35% tariff on all imports into the United States from Canada effective August 1, 2025, and on July 12, 2025, announced a 30% tariff on all imports into the United States from Mexico effective August 1, 2025, implementation of which was suspended on July 31, 2025. Although the exception for USMCA-qualifying goods is expected to remain in place, this has not yet been confirmed by the current U.S. administration.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff"). On October 30, 2025, President Trump announced a 10% reduction in the China Tariff.
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Certain country-specific tariffs replaced the 10% tariffs effective August 7, 2025 (the "Reciprocal Tariffs"). The China Reciprocal Tariff of 125% was reduced to 10% effective May 14, 2025 through November 10, 2025, and is additive to the China Tariff discussed above. In addition, various country-specific proposals and agreements have been or are being negotiated directly with the affected countries.
•50% tariff on copper imports into the United States effective August 1, 2025 (the "Copper Tariff"). The scope of this tariff includes all imports of semi-finished copper and intensive copper derivative products. The tariff does not apply to raw forms of copper, anode or cathode material, or copper scrap.
Although U.S. tariffs did not have a material impact on our operating performance in the first nine months of 2025, the impact of the tariffs noted above could adversely affect our future financial condition and operating results absent recovery of such costs from our customers or the success of other mitigating actions.
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
In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other restrictions on trade that impact industries around the world, including the automotive industry. For example, China recently implemented restrictions on the export of rare earth materials originating in China (some of which have since been paused for one year), as well as restrictions on the export of certain semiconductors and other electronic components that are used by us and throughout the automotive industry. We are monitoring the potential disruption to automotive industry supply chains as a result of these actions.
The actual impacts of these tariffs and other trade restrictions on our business, financial condition and results of operations are subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs and restrictions may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs and restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs and restrictions in whole or in part, the scope and effective date of any exemptions to such tariffs or restrictions, any modification to existing exemptions to the tariffs or restrictions, countermeasures that the target countries may take in response to such tariffs and restrictions, and the impact such tariffs and restrictions may have on our customers and our supply chain. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will continue to be successful in recovering such costs from our customers or that any of these mitigating actions will be successful or will not disrupt and deteriorate our business, operations and financial performance. We also can provide no assurance that, despite the success of our mitigation efforts, our customers' production will not be adversely impacted by these government actions, or that any decreases in our customers' production as a result of such actions will not in turn adversely impact our business, financial condition and results of operations.
For risks related to tariffs and other trade restrictions, see Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2024 remained approximately 5% below 2017 peak levels, and 2024 industry production levels in North America and Europe, our two largest markets, remained approximately 9% and 23%, respectively, below prior peak levels. In the third quarter of 2025, industry production was impacted by production disruptions at Jaguar Land Rover due to a cybersecurity incident (the "JLR production disruption"). Industry production in 2025 is expected to increase 2% as compared to 2024 (based on October 2025 S&P Global Mobility projections). On a Lear sales-weighted basis(1), industry production in 2025 is expected to be flat as compared to 2024. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including increases in tariffs, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.
(1) The production change on a Lear sales-weighted basis is calculated using Lear's prior year regional sales mix. Management believes this provides a more meaningful comparison of our global revenue growth relative to global vehicle production.
For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
Global automotive industry production volumes in the first nine months of 2025, as compared to the first nine months of 2024, are shown below (in thousands of units):

	Nine Months Ended
	September 27, 2025 (2)	September 28, 2024 (2) (3)	% Change
North America	11,672.3	11,834.4	(1)%
Europe and Africa	12,910.1	13,185.2	(2)%
Asia	38,541.6	35,825.5	8%
South America	2,214.2	2,115.2	5%
Other	1,310.8	1,286.3	2%
Global light vehicle production	66,649.0	64,246.6	4%
(2)    Production data based on S&P Global Mobility
(3)    Production data for 2024 has been updated from our third quarter 2024 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will continue to be successful. Our sales and production may be further affected by new entrants to the industry, including Chinese domestic automakers and non-traditional automakers in certain regions, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first nine months of 2025 and 2024 is shown below:

	Nine Months Ended
	September 27, 2025	September 28, 2024
North America	42%	42%
Europe and Africa	35%	36%
Asia	19%	18%
South America	4%	4%
Total	100%	100%
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
Our material cost as a percentage of net sales was 63.5% in the first nine months of 2025, as compared to 64.2% in the first nine months of 2024. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Operational Restructuring
In the first nine months of 2025, we incurred pretax restructuring costs of $156 million and related manufacturing inefficiency charges of approximately $3 million, as compared to pretax restructuring costs of $108 million and related manufacturing inefficiency charges of approximately $4 million in the first nine months of 2024. None of the individual restructuring actions initiated in the first nine months of 2025 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $31 million of additional restructuring costs related to activities initiated as of September 27, 2025, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financial Transaction
In June 2025, we amended our unsecured delayed-draw term loan facility (the "Term Loan") to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. As of September 27, 2025, we had $100 million outstanding under the Term Loan.
In July 2025, we amended and restated our $2.0 billion unsecured revolving credit agreement ("the Credit Agreement") to extend the maturity date to July 24, 2030.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). As of September 27, 2025, we have repurchased, in aggregate, $5.7 billion of our outstanding common stock, at an average price of $94.68 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $0.9 billion, which expires on December 31, 2026. In the first nine months of 2025, we repurchased $150 million of our outstanding common stock.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first, second and third quarters of 2025.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and nine months ended September 27, 2025, we recognized net tax benefits of $2 million and $26 million, respectively, related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
In the three and nine months ended September 28, 2024, we recognized net tax benefits of $5 million and $28 million, respectively, related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
Our results for the three and nine months ended September 27, 2025 and September 28, 2024, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $3 million in the three and nine months ended September 27, 2025, respectively, and $2 million and $4 million in the three and nine months ended September 28, 2024, respectively	$39	$26	$159	$112
Acquisition costs	—	—	—	1
(Gain) loss related to disposal of a non-core business	(1)	—	3	—
Disposal costs	—	—	1	—
Debt refinancing	—	—	1	—
Costs related to CrowdStrike Holdings, Inc.	—	4	—	4
Impairments (recoveries) related to Fisker Inc. ("Fisker"), net	—	—	(1)	15
Recoveries related to Russian operations, net	—	(3)	(1)	(2)
Foreign exchange (gains) losses due to foreign exchange volatility related to Russia	(1)	(2)	2	(1)
Loss related to affiliate	—	—	—	2
Tax benefit, net	(2)	(5)	(26)	(28)
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

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net sales
Seating	$4,249.6	74.8%	$4,111.8	73.6%	$12,874.6	74.5%	$13,036.4	74.1%
E-Systems	1,430.2	25.2	1,472.6	26.4	4,395.9	25.5	4,555.0	25.9
Net sales	5,679.8	100.0	5,584.4	100.0	17,270.5	100.0	17,591.4	100.0
Cost of sales	5,316.1	93.6	5,179.1	92.7	16,108.5	93.3	16,339.2	92.9
Gross profit	363.7	6.4	405.3	7.3	1,162.0	6.7	1,252.2	7.1
Selling, general and administrative expenses	166.4	2.9	174.1	3.1	525.1	3.0	535.9	3.0
Amortization of intangible assets	4.8	0.1	10.7	0.2	14.7	0.1	38.5	0.2
Interest expense, net	24.6	0.4	26.5	0.5	75.8	0.4	79.5	0.5
Other expense, net	8.5	0.2	3.4	0.1	34.1	0.2	24.3	0.1
Provision for income taxes	45.1	0.8	47.1	0.8	131.9	0.8	133.8	0.8
Equity in net income of affiliates	(12.1)	(0.2)	(12.5)	(0.2)	(40.4)	(0.3)	(37.1)	(0.2)
Net income attributable to noncontrolling interests	18.2	0.3	20.2	0.4	66.7	0.4	58.8	0.3
Net income attributable to Lear	$108.2	1.9%	$135.8	2.4%	$354.1	2.1%	$418.5	2.4%
Three Months Ended September 27, 2025 vs. Three Months Ended September 28, 2024
Net sales in the third quarter of 2025 were $5.7 billion, as compared to $5.6 billion in the third quarter of 2024, an increase of $95 million or 2%. The impact of foreign exchange rate fluctuations increased net sales by $101 million. Higher production volumes on Lear platforms in North America and new business in Asia and South America also increased net sales by $99 million and $93 million, respectively. These increases were offset by lower production volumes on Lear platforms in Europe/Africa and Asia (including the JLR production disruption) and the winddown and divestiture of certain businesses, which negatively impacted net sales by $234 million and $70 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
Third quarter 2024	$5,179.1
Material cost	99.0
Labor cost	4.1
Depreciation	6.0
Other	27.9
Third quarter 2025	$5,316.1
Cost of sales was $5.3 billion in the third quarter of 2025, as compared to $5.2 billion in the third quarter of 2024. The impact of foreign exchange rate fluctuations and new business increased cost of sales. These increases were partially offset by lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses, which reduced cost of sales.
Gross profit and gross margin were $364 million and 6.4% of net sales, respectively, in the third quarter of 2025, as compared to $405 million and 7.3% of net sales, respectively, in the third quarter of 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced gross profit by $49 million. The impact of favorable operating performance, including the benefit of restructuring actions, was offset by selling price reductions, higher restructuring costs, and the winddown and divestiture of certain businesses. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $166 million in the third quarter of 2025, as compared to $174 million in the third quarter of 2024, primarily reflecting lower program development costs. As a percentage of net sales, selling, general and administrative expenses were 2.9% in the third quarter of 2025, as compared to 3.1% in the third quarter of 2024.

Amortization of intangible assets was $5 million in the third quarter of 2025, as compared to $11 million in the third quarter of 2024, as certain of our intangible assets became fully amortized in 2024.
Interest expense, net was $25 million in the third quarter of 2025, as compared to $27 million in the third quarter of 2024.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $9 million in the third quarter of 2025, as compared to $3 million in the third quarter of 2024. In the third quarter of 2025 and 2024, we recognized foreign exchange losses of $9 million and $6 million, respectively, including losses of $4 million in each quarter related to the hyper-inflationary environment and significant currency devaluation in Argentina.
In the third quarter of 2025, the provision for income taxes was $45 million, representing an effective tax rate of 28.3% on pretax income before equity in net income of affiliates of $159 million. In the third quarter of 2024, the provision for income taxes was $47 million, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $191 million, for the reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the third quarters of 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2025 and 2024, we recognized net tax benefits of $2 million and $5 million, respectively, related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the third quarters of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $12 million in the third quarter of 2025, as compared to $13 million in the third quarter of 2024.
Net income attributable to Lear was $108 million, or $2.02 per diluted share, in the third quarter of 2025, as compared to $136 million, or $2.41 per diluted share, in the third quarter of 2024. Net income and diluted net income per share decreased for the reasons described above.
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

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Net sales	$4,249.6	$4,111.8
Segment earnings (1)	237.6	242.4
Margin	5.6%	5.9%
(1)     See definition above
Seating net sales were $4.2 billion in the third quarter of 2025, as compared to $4.1 billion in the third quarter of 2024, an increase of $138 million or 3%. The impact of foreign exchange rate fluctuations and new business increased net sales by $70 million and $42 million, respectively. These increases were offset by lower production volumes on Lear platforms (including the JLR production disruption) and the divestiture of certain businesses, which negatively impacted net sales by $48 million and $23 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $238 million and 5.6% in the third quarter of 2025, as compared to $242 million and 5.9% in the third quarter of 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $27 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and higher restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Net sales	$1,430.2	$1,472.6
Segment earnings (1)	41.0	65.3
Margin	2.9%	4.4%
(1)    See definition above
E-Systems net sales were $1.4 billion in the third quarter of 2025, as compared to $1.5 billion in the third quarter of 2024, a decrease of $42 million or 3%. Lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses reduced net sales by $88 million and $47 million, respectively. These decreases were partially offset by the impact of foreign exchange rate fluctuations and new business, which favorably impacted net sales by $31 million and $27 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $41 million and 2.9% in the third quarter of 2025, as compared to $65 million and 4.4% in the third quarter of 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $22 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and higher restructuring costs.

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	September 27, 2025	September 28, 2024
Net sales	$—	$—
Segment earnings (1)	(86.1)	(87.2)
Margin	N/A	N/A
(1)    See definition above
Segment earnings related to our other category were ($86) million in the third quarter of 2025, as compared to ($87) million in the third quarter of 2024.
Nine Months Ended September 27, 2025 vs. Nine Months Ended September 28, 2024
Net sales for the nine months ended September 27, 2025 were $17.3 billion, as compared to $17.6 billion for the nine months ended September 28, 2024, a decrease of $321 million or 2%. Lower production volumes on Lear platforms in Europe/Africa, North America and Asia (including the JLR production disruption) reduced net sales by $773 million. The winddown and divestiture of certain businesses also reduced net sales by $270 million. These decreases were offset by new business in Asia and North and South Americas and the impact of foreign exchange rate fluctuations, which favorably impacted net sales by $335 million and $64 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
First nine months of 2024	$16,339.2
Material cost	(183.6)
Labor cost	(131.4)
Depreciation	10.2
Other	74.1
First nine months of 2025	$16,108.5
Cost of sales was $16.1 billion in the first nine months of 2025, as compared to $16.3 billion in the first nine months of 2024. Lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses reduced cost of sales. These decreases were partially offset by new business and the impact of foreign exchange rate fluctuations, which increased cost of sales.
Gross profit and gross margin were $1,162 million and 6.7% of net sales, respectively, in the nine months ended September 27, 2025, as compared to $1,252 million and 7.1% of net sales, respectively, in the nine months ended September 28, 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced gross profit by $166 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions, higher restructuring costs and the winddown and divestiture of certain businesses. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $525 million in the first nine months of 2025, as compared to $536 million in the first nine months of 2024, reflecting lower program development costs. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first nine months of 2025 and 2024.
Amortization of intangible assets was $15 million in the first nine months of 2025, as compared to $39 million in the first nine months of 2024, as certain of our intangible assets became fully amortized in 2024.
Interest expense, net was $76 million in the first nine months of 2025, as compared to $80 million in the first nine months of 2024.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $34 million in the nine months ended September 27, 2025, as compared to $24 million in the nine months ended September 28, 2024. In the first nine months of 2025, we recognized a loss of $3 million on the disposal of a non-core business. In the first nine months of 2025 and 2024, we recognized foreign exchange losses of $26 million and $24 million, respectively, including losses of $9 million and $14 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina.
For the nine months ended September 27, 2025, the provision for income taxes was $132 million, representing an effective tax rate of 25.7% on pretax income before equity in net income of affiliates of $512 million. For the nine months ended September 28, 2024, the provision for income taxes was $134 million, representing an effective tax rate of 23.3% on pretax income before equity in net income of affiliates of $574 million, for reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first nine months of 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2025, we recognized net tax benefits of $26 million related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items. In the first nine months of 2024, we recognized net tax benefits of $28 million related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the first nine months of 2025 and 2024 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $40 million in the first nine months of 2025, as compared to $37 million in the first nine months of 2024.
Net income attributable to Lear was $354 million, or $6.56 per diluted share, in the nine months ended September 27, 2025, as compared to $419 million, or $7.33 per diluted share, in the nine months ended September 28, 2024. Net income and diluted net income per share decreased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended September 27, 2025 vs. Three Months Ended September 28, 2024 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net sales	$12,874.6	$13,036.4
Segment earnings (1)	737.8	760.0
Margin	5.7%	5.8%
(1) See definition above
Seating net sales were $12.9 billion for the nine months ended September 27, 2025, as compared to $13.0 billion for the nine months ended September 28, 2024, a decrease of $162 million or 1%. Lower production volumes on Lear platforms (including the JLR production disruption) and the divestiture of certain businesses reduced net sales by $515 million and $84 million, respectively. These decreases were offset by new business and the impact of foreign exchange rate fluctuations, which favorably impacted net sales by $132 million and $47 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $738 million and 5.7% in the nine months ended September 27, 2025, as compared to $760 million and 5.8% in the nine months ended September 28, 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $121 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and higher restructuring costs.

E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net sales	$4,395.9	$4,555.0
Segment earnings (1)	151.7	188.9
Margin	3.5%	4.1%
(1) See definition above
E-Systems net sales were $4.4 billion in the nine months ended September 27, 2025, as compared to $4.6 billion in the nine months ended September 28, 2024, a decrease of $159 million or 3%. Lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses reduced net sales by $228 million and $186 million, respectively. These decreases were partially offset by new business and the impact of foreign exchange rate fluctuations, which favorably impacted net sales by $106 million and $17 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $152 million and 3.5% in the nine months ended September 27, 2025, as compared to $189 million and 4.1% in the nine months ended September 28, 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $45 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions, the winddown and divestiture of certain businesses, and higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	September 27, 2025	September 28, 2024
Net sales	$—	$—
Segment earnings (1)	(267.3)	(271.1)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($267) million in the first nine months of 2025, as compared to ($271) million in the first nine months of 2024.
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
As of September 27, 2025 and December 31, 2024, cash and cash equivalents of $593 million and $705 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.

For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Adequacy of Liquidity Sources
As of September 27, 2025, we had $1.0 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our Credit Agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$869	$939	$(70)
Net change in working capital items:
Accounts receivable	(428)	(582)	154
Inventories	(74)	(6)	(68)
Accounts payable	198	47	151
Accrued liabilities and other	(51)	35	(86)
Net change in working capital items	(355)	(506)	151
Other	99	6	93
Net cash provided by operating activities	$613	$439	$174

Net cash used in investing activities	$(326)	$(368)	$42

Net cash used in financing activities	$(349)	$(506)	$157
Operating Activities
Net cash provided by operating activities was $613 million in the first nine months of 2025, as compared to $439 million in the first nine months of 2024. The increase in operating cash flows reflects a decrease in working capital cash usage in the first nine months of 2025, as compared to the first nine months of 2024, partially offset by lower earnings in the first nine months of 2025, as compared to the first nine months of 2024.
Investing Activities
Net cash used in investing activities was $326 million in the first nine months of 2025, as compared to $368 million in the first nine months of 2024. In the first nine months of 2025, we received proceeds of $37 million related to the sale of a non-core business in the Company's Seating segment. Capital spending was $367 million in the first nine months of 2025 and 2024. Capital spending is estimated to be $560 million in 2025.

Financing Activities
Net cash used in financing activities was $349 million in the first nine months of 2025, as compared to $506 million in the first nine months of 2024. In the first nine months of 2025, we paid $150 million for repurchases of our common stock, $125 million in dividends to Lear shareholders and $84 million in dividends to noncontrolling interest holders. In the first nine months of 2024, we paid $311 million for repurchases of our common stock, $132 million in dividends to Lear shareholders and $70 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of September 27, 2025 and December 31, 2024, we had lines of credit from banks totaling $380 million and $343 million, respectively. As of September 27, 2025 and December 31, 2024, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million.
Term Loan
In June 2025, we amended our Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, we recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $1 million. As of September 27, 2025, we had $100 million outstanding under our Term Loan.
Senior Notes and Credit Agreement
In July 2025, we amended and restated our $2.0 billion unsecured revolving credit agreement ("the Credit Agreement") to extend the maturity date to July 24, 2030. In connection with this transaction, we recognized a loss on the extinguishment of debt of less than $1 million and incurred related issuance costs of approximately $3 million.
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
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 87% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. These agreements have historically mitigated this risk, but no assurance can be provided that the agreements will continue to do so in the future. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future.

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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of September 27, 2025, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters of $14 million. In addition, as of September 27, 2025, we had recorded reserves for warranty and recall matters of $34 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2024. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2025.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	September 27, 2025	December 31, 2024
Notional amount (contract maturities < 36 months)	$2,868	$3,087
Fair value	156	(154)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Moroccan dirham, the Honduran lempira and the Chinese renminbi.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	September 27, 2025	December 31, 2024
U.S. dollar	10%	$39	$19
Euro	10%	42	38
(1)     Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	September 27, 2025	December 31, 2024
U.S. dollar	10%	$199	$187
Euro	10%	82	68
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of September 27, 2025, we had $100 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 0.875% to 1.375%. As of September 27, 2025, the interest rate was 5.223%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, the tariffs announced or implemented by the current U.S. administration that could adversely impact our business include:
•25% tariff on imports of automobiles and certain automobile parts into the United States from all countries (with respect to automotive parts, the "Automobile Parts Tariff"). Automobile parts that meet specific rules of origin under the United States-Mexico-Canada Agreement ("USMCA" and "USMCA-qualifying") are currently exempt from the Automobile Parts Tariff; however, this exemption could be modified in the future to include only the U.S. content of USMCA-qualifying automobile parts. The U.S. administration has been negotiating agreements with several countries. It has reached agreements with the United Kingdom, the European Union, Japan and South Korea that include reductions in the Automobile Parts Tariff to 10% (inclusive of existing duties) for the United Kingdom and 15% (inclusive of existing duties) for the European Union, Japan and South Korea.
•50% tariff on all steel and aluminum imports into the United States from all countries (the "Steel/Aluminum Tariff"). The Steel/Aluminum Tariff does not apply to goods subject to the Automobile Parts Tariff. This tariff was increased from 25% to 50%, except for imports from the United Kingdom (which remained at 25%), effective June 4, 2025.
•25% tariff on all imports into the United States from Mexico and Canada except for USMCA-qualifying goods (the "Mexico/Canada Tariff"). The Mexico/Canada Tariff does not apply to goods subject to the Automobile Parts Tariff or the Steel/Aluminum Tariff. On July 10, 2025, President Trump announced a 35% tariff on all imports into the United States from Canada effective August 1, 2025, and on July 12, 2025, announced a 30% tariff on all imports into the United States from Mexico effective August 1, 2025, implementation of which was suspended on July 31, 2025. Although the exception for USMCA-qualifying goods is expected to remain in place, this has not yet been confirmed by the current U.S. administration.
•Incremental 20% tariff on all imports into the United States from China (the "China Tariff"). On October 30, 2025, President Trump announced a 10% reduction in the China Tariff.
•10% tariff on all imports into the United States from all countries that are not subject to the Automobile Parts, Mexico/Canada or Steel/Aluminum Tariffs. Certain country-specific tariffs replaced the 10% tariffs effective August 7, 2025 (the "Reciprocal Tariffs"). The China Reciprocal Tariff of 125% was reduced to 10% effective May 14, 2025 through November 10, 2025, and is additive to the China Tariff discussed above. In addition, various country-specific proposals and agreements have been or are being negotiated directly with the affected countries.
•50% tariff on copper imports into the United States effective August 1, 2025 (the "Copper Tariff"). The scope of this tariff includes all imports of semi-finished copper and intensive copper derivative products. The tariff does not apply to raw forms of copper, anode or cathode material, or copper scrap.
In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other restrictions on trade that impact industries around the world, including the automotive industry.
The actual impacts of these tariffs and other trade restrictions on our business, financial condition and results of operations are subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs and restrictions may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs and restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs and restrictions in whole or in part, the scope and effective date of any exemptions to such tariffs or restrictions, any modification to existing exemptions to the tariffs or restrictions, countermeasures that the target countries may take in response to such tariffs and restrictions, and the impact such tariffs and restrictions may have on our customers and our supply chain. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will continue to be successful in recovering such costs from our customers or that any of these mitigating actions will be successful or will not disrupt and deteriorate our business, operations and financial performance. We also can provide no assurance that, despite the success of our mitigation efforts, our customers' production will not be adversely impacted by these government actions, or that any decreases in our customers' production as a result of such actions will not in turn adversely impact our business, financial condition and results of operations.
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
Further, the U.S. and other governments could impose additional sanctions or export controls or restrictions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions in recent months). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico, including, without limitation, the Dominican Republic-Central America-United States Free Trade Agreement. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $949.8 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended September 27, 2025, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
June 29, 2025 through July 26, 2025	15,726	$96.99	15,726	$1,048.4
July 27, 2025 through August 23, 2025	381,960	$98.08	381,960	$1,010.9
August 24, 2025 through September 27, 2025	571,198	$107.03	571,198	$949.8
Total	968,884	$103.34	968,884	$949.8
ITEM 5 — OTHER INFORMATION
RULE 10b5-1 TRADING PLAN
During the three months ended September 27, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
	10.1
Second Amended and Restated Credit Agreement, dated July 24, 2025, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., BNP Paribas, Citibank, N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2025).

**	10.2	*	Lear Corporation Salaried Retirement Restoration Program, amended and restated effective December 31, 2024.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 31, 2025	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer