Form 10-K
period 2025-12-31
LEAR CORP
filed 2026-02-13
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2025, the aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant was $5,002,133,126. The closing price of the common stock on June 28, 2025, as reported on the New York Stock Exchange, was $94.32 per share.
As of February 10, 2026, the number of shares outstanding of the registrant's common stock was 50,727,454 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Shareholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in May 2026, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in May 2026 (the "Proxy Statement").
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
BUSINESS OF THE COMPANY
General
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), and low-voltage power distribution products and electronic controllers to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 258 manufacturing, engineering and administrative locations in 36 countries. We continue to grow our business in every major automotive producing region of the world, both organically and through complementary acquisitions. We continue to evaluate our manufacturing footprint to optimize our cost structure.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve the following financial goals and objectives:
•Continue to deliver profitable growth while balancing risks and returns;
•Invest in product and process innovations to drive business growth and profitability;
•Maintain a strong balance sheet with investment grade credit metrics; and
•Generate strong cash flow and return excess cash to shareholders.
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
As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our thermal comfort systems are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
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
–Electrical distribution and connection systems utilize low-voltage and high-voltage wire and high-speed data cables to connect networks' electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery interface connection systems.
–High-voltage power distribution products control the flow and distribution of high-voltage power throughout electric and hybrid vehicles and include BDUs, which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles.
–Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules, and smart and passive power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we integrate and embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 500 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include logistics, as well as all major administrative functions, such as corporate finance, executive administration, health and safety, human resources, information technology and legal.
We continue to build on our reputation for operational excellence through organic and inorganic investments in automation and other advanced manufacturing technologies and the digital transformation of both our operations and administrative functions. These investments and transformation involve the integration of new technologies, such as artificial intelligence ("AI"), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize products and processes, resulting in higher efficiency, quality and responsiveness to customers.
IDEA by LearTM - Innovative. Digital. Engineered. Automated. - reflects our commitment to continue to strengthen our competitive position in both of our business segments and to enhance the efficiency of our administrative functions. IDEA by LearTM supports our strategy to drive growth and improve profitability through the development of innovative products and the utilization of advanced technologies and process automation that increase efficiency and extend our leadership position in operational excellence. We are leveraging our internal capabilities through strategic partnerships (e.g., Palantir Technologies, Inc. ("Palantir")) and acquisitions to rapidly develop and deploy automation and AI solutions. Our strategic acquisitions of ASI Automation, InTouch Automation, StoneShield Engineering, Thagora Technology SRL and WIP Industrial Automation are further enhancing our automation system integration expertise. Our new facility in Rochester Hills, Michigan is an industry first site, capable of fully automated manufacturing of ComfortFlex by LearTM and ComfortMax Seat by LearTM seating systems. These strategic initiatives further advance our leadership in automotive technology and enable greater efficiency, superior quality and faster execution.
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
•In September 2018, we acquired ASI Automation, a privately held supplier of automated storage and retrieval systems, JIT robotics, conveyor integration and shipping systems.
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
•In May 2022, we acquired Romanian-based Thagora Technology SRL ("Thagora") to access scalable smart-manufacturing capabilities that combine advanced vision technology, proprietary algorithms and automated cutting systems. Thagora's proprietary solutions complement our sustainable manufacturing processes by improving the production yield of our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's manufacturing automation technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities.
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
•In July 2024, we acquired WIP Industrial Automation ("WIP"), a privately held company based in Valladolid, Spain. WIP develops, integrates and deploys cutting-edge technologies to create customized automation solutions for production applications used in our business. Our acquisition of WIP further strengthens our robotics and AI-based capabilities, which are important for production efficiency, quality and safety in a modern manufacturing environment.
•In February 2025, we acquired StoneShield Engineering ("StoneShield"), a privately held system integrator based in Castelo Branco, Portugal. StoneShield specializes in the design and development of automation technology for the wire harness industry with expertise in robotics, automated taping applications and high voltage harness assembly. Our acquisition of StoneShield has accelerated the automation of our production processes throughout our electrical distribution business, further improving our efficiency and operational excellence.

Industry
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle.
Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including increases in tariffs, a customer cybersecurity incident, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.
Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material impact on markets around the world. Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, many of the tariffs announced, implemented or threatened by the current U.S. administration apply to (a) the countries in which we do business or from which we purchase, either directly or indirectly, materials or components, including China, Mexico and Canada, and (b) the materials or components that we purchase, either directly or indirectly, or produce, including steel, aluminum and automobile parts, among others, and therefore could adversely impact our business by increasing our operating costs, requiring us to incur significant costs to transition to alternative suppliers if our mitigation efforts are unsuccessful, or negatively impacting our customers' production. In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other trade restrictions that impact industries around the world, including the automotive industry.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2025 remained approximately 2% below 2017 peak levels, and 2025 industry production levels in North America and Europe, our two largest markets, remained approximately 10% and 24%, respectively, below prior peak levels. Industry production in the second half of 2025 was impacted by production disruptions at Jaguar Land Rover due to a cybersecurity incident. Industry production in 2025 increased 4% as compared to 2024 (based on January 2026 S&P Global Mobility projections). On a Lear sales-weighted basis(1), industry production in 2025 increased 1% as compared to 2024.
(1) The production change on a Lear sales-weighted basis is calculated using Lear's prior year regional sales mix. Management believes this provides a more meaningful comparison of our global revenue growth relative to global vehicle production.
For a description of risks related to macroeconomic events and tariffs, sanctions, export controls and other trade restrictions, see Item 1A, "Risk Factors," included in this Report.
Global automotive industry production volumes in certain key regions for 2025, as compared to 2024, are shown below. Our actual results are impacted by the specific volume mix of products within each market, as well as other factors described in Item 1A, "Risk Factors," included in this Report.

(In thousands of units)	2025 (1)	2024(1) (2)	% Change
North America	15,289.7	15,449.6	(1%)
Europe and Africa	17,357.5	17,608.6	(1%)
Asia	54,065.2	50,583.5	7%
South America	2,953.3	2,890.0	2%
Other	1,936.5	1,791.4	8%
Global automotive industry production	91,602.2	88,323.1	4%
(1)     Production data based on S&P Global Mobility.
(2)     Production data for 2024 has been updated from our 2024 Annual Report on Form 10-K to reflect actual production levels.

Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, unforeseen operational disruptions, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of raw materials and critical components, logistics issues, cybersecurity incidents, and the availability and cost of credit, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding electric and hybrid vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known or are subject to change, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurances that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will continue to be successful. Our sales and production may be further affected by new entrants to the industry, as well as various automakers and suppliers entering or expanding in certain regions, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Details on our sales in certain key regions for 2025 and 2024 are provided below:

(In millions)	2025	2024	% Change
North America	$9,809.4	$9,749.1	1%
Europe and Africa	8,029.3	8,298.4	(3%)
Asia	4,556.5	4,392.4	4%
South America	863.9	866.1	—%
Total	$23,259.1	$23,306.0	—%

China (consolidated)	$3,041.1	$2,969.5	2%
China (non-consolidated)	2,096.2	2,104.0	—%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. The adoption of electrified vehicles has been slower than anticipated, particularly in the United States. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) have also had a significant impact on this trend.
In 2026, the battery electric vehicle market is expected to represent 19% of global light vehicle production (based on January 2026 S&P Global Mobility projections), as compared to 16% in 2025 and 13% in 2024. Battery electric vehicle production increased to 14.5 million units in 2025 from 11.3 million units in 2024, primarily driven by growth in China and Europe. Increasing demand for electrified vehicles is driven by numerous product offerings from traditional automotive manufacturers as well as new entrants to the market, government requirements and incentives, automotive manufacturers' internal targets and a growing segment of end consumers who are seeking alternatives to vehicles with traditional ICE architectures. Meeting this demand requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency; the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric powertrains that facilitate electrification of the vehicle; and the use of lighter weight materials throughout the vehicle.
Our business is also influenced by vehicle segment trends that continue to experience a shift in consumer preference toward crossover and sport utility vehicles. This trend positively impacts our business as content per vehicle on such vehicles, especially within our Seating business, can be significantly higher. Crossover and sport utility vehicle production has grown to approximately 49% of total vehicle production in 2025, up from 40% five years ago.

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
•Expand margins in E-Systems through a focused portfolio that leverages our strong operating capabilities and customer relationships;
•Build on our reputation for operational excellence through organic and inorganic investments, including partnerships, in automation and digital technologies; and
•Prioritize our employee and sustainability initiatives that drive business growth, cost reductions and improved workforce retention.
In our Seating business, our unique product offerings are providing us with an opportunity to offer value added solutions to our customers and to use our leading market position to capture additional market share. Our key seat component products include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. Further, we are leveraging our distinct combination of complete seat system, seat component and thermal comfort expertise and capabilities with our ComfortFlex by LearTM module, an architecture of modular designs combining two or more thermal comfort functions, and our ComfortMax Seat by LearTM module, the integration of one or more thermal comfort features into the seat trim cover. These ComfortFlex by LearTM and ComfortMax Seat by LearTM modules can reduce sub-components by up to 50% and increase airflow directly to the occupant by up to 40%, as compared to currently available designs. With our thermal comfort systems expertise, we are poised to capitalize on the market trends in electric vehicles, second and third row comfort, and ride sharing, while also providing greater design, cost, production and energy efficiency for our customers.
In our E-Systems business, our broad capabilities in electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers support the trend toward electrification, as well as the evolution toward zone-based vehicle electrical architectures for both ICE and electrified powertrains. We are investing in and expanding our electrical distribution and connection systems business. This business is benefiting from expanded content per vehicle in line with higher circuit counts supporting high-speed data movement within the vehicle, as well as high-voltage wire harnesses and high-voltage battery components such as intercell connect boards on electrified powertrains. In addition, we have enhanced our vertical integration capabilities in connection systems through the acquisition of M&N Plastics. Our high-voltage power distribution business, including our BDU business, and our low-voltage power distribution business are benefiting from the increased adoption of electrified powertrains. Differentiation through higher power management capacity, lighter weight solutions, and optimized and vertically integrated manufacturing solutions provide us with a competitive advantage in the electrification market. Our electronic controllers business is benefiting from the adoption of new vehicle electrical architectures with more integrated power management and control, which is aligned with our strong history of providing highly complex and integrated electronics to our customers. We are focusing future investments on those products where we believe that we have a competitive advantage and we can achieve industry-leading financial returns.
Our investments in IDEA by LearTM technologies and the digital transformation of both our operations and administrative functions aim to improve profitability through process improvements and further efficiency gains. Our 2018 acquisition of ASI Automation provides us with automated storage and retrieval systems, JIT robotics, conveyor integration and shipping systems. Our 2022 acquisition of Thagora provides us with scalable smart-manufacturing capabilities that combine advanced vision technology, proprietary algorithms and automated cutting systems. This platform generates both material and labor efficiencies in our surface materials operations and lowers energy usage during production. Our 2022 acquisition of InTouch provides us with automated end-of-line seat function testing, equipment and software integration capabilities and vision system technologies. Our 2024 acquisition of WIP further strengthens our robotics and AI-based capabilities which are important for production efficiency, safety and quality in a modern manufacturing environment. Our 2025 acquisition of StoneShield accelerates the automation of our production processes throughout our electrical distribution business. Through the integration of these technologies into our operations, these acquisitions have enabled us to further our in-house product and process capabilities and strengthen our competitive differentiation.
We continue to embed responsible and sustainable principles into our key business processes and operations. We have developed products such as FlexAir®, a 100% recyclable alternative to traditional foam, ReNewKnit®, a sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, and SoyFoamTM, a substitute for certain petroleum-based products. We also have improved energy efficiency in our operations and established climate goals to reduce carbon emissions and increase the use of renewable energy.

Seating Segment
Lear is a recognized global leader in complete seat systems. Based on independent market studies and management estimates, we believe we are one of the two largest suppliers of complete seat systems globally on the basis of revenue with strong positions in all major markets and a 26% global market share in 2025. We are also a recognized leader in key individual seat components produced for complete seat systems.
Our Seating segment consists of the design, development, engineering, assembly and just-in-time delivery of complete seat systems, as well as all major seat components, including seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. Our extensive system-level knowledge and component-level capabilities, including internal development of sensor and control algorithms, have provided a strong foundation for innovation and commercialization of thermal comfort systems and convenience features. We believe that with our comprehensive set of component offerings, we are a leader in the global market. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a catalyst for both organic and inorganic growth opportunities to enable us to reach our mid-term target global market share of 29% in complete automotive seat systems.
We produce seat systems that are fully assembled and ready for installation in light vehicles globally. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to pick-up trucks and full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands and vehicles, including those produced by Alfa Romeo, Audi, BMW, BYD, Cadillac, Chevrolet, Ferrari, GMC, Jaguar, Lamborghini, Land Rover, Lincoln, Maserati, Mercedes-Benz, NIO, Polestar, Porsche, Seres Auto and Volvo.
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
We are committed to reducing the environmental footprint of our products, operations and supply chain as a means to drive business growth and reduce costs. We are working to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to replace certain petroleum-based products with more sustainable alternatives, such as SoyFoamTM and, more recently, FlexAir®, our 100% recyclable non-foam alternative that reduces both CO2 emissions and mass and is being integrated into our customized and innovative portfolio of products. In addition, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnit® sustainable sueded alternative material, which is a first-to-market automotive textile that is fully recyclable at its end of life and composed of 100% recycled plastic bottles. ReNewKnit® fibers are spun from polyester yarn and finished with a foam-free recycled fleece backing.
Thermal Comfort Systems
Our thermal comfort systems consist largely of seat heating, ventilation, active cooling, pneumatic lumbar and massage products, together with other thermal products such as panel and steering wheel heating. Over the past decade, we have dedicated significant engineering resources to designing, developing and advancing the future of thermal comfort systems. Our recent acquisitions of Kongsberg ICS and IGB further expanded our unique capabilities with experienced engineering and manufacturing leaders to accelerate the execution of our thermal comfort systems strategy and provide purchasing, logistics, administrative and footprint synergies to improve our cost competitiveness. Through component modularity efforts, we are innovating and enhancing product design by combining multiple functions that were previously provided across multiple components into modular solutions. Traditionally, heating, ventilation, lumbar and massage products have been designed as independent systems in a multi-layered model. We are redefining comfort, design and performance through ComfortFlex by LearTM and ComfortMax Seat by LearTM. These revolutionary designs further reduce part complexity, mass and package size (allowing for easier adoption in second and third rows) and significantly improves the final seat assembly process by reducing the number of components assembled into our seats in the just-in-time facilities, while providing a more efficient system with improved performance (including reduced time to sensation) and enhanced comfort for the occupant. In addition, our complete thermal comfort module can be supplied to any seat supplier and is compatible with any seat structure with traditional foam or FlexAir®. Our new facility in Rochester Hills, Michigan is an industry first site, capable of fully automated manufacturing of ComfortFlex by LearTM and ComfortMax Seat by LearTM seating systems. We believe that we are the only supplier with the complete capabilities necessary to realize these modular concepts, providing a unique value proposition to our customers.

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
Intelligent Seating (INTU® Seating)
The seat offers a direct connection between the driver, passengers and vehicle systems. Our development of INTU® technologies provides the driver and passengers with intelligent, intuitive seat system options that offer advanced comfort solutions, including thermal products, as well as configurable seating product technologies. Our extensive knowledge in consumer ergonomics and comfort, in combination with our electronics capabilities, facilitated the development of our INTU® seat features, which are capable of being programmed to identify certain key occupant inputs and automatically adjust the appropriate seat parameters to provide consumers with a better, highly personalized, in-vehicle experience.
Our INTU® Comfort features were developed to improve comfort throughout long drives. Derived from our research, INTU® Comfort deploys proprietary technology and in-house developed analytical processes to identify the optimal seat position for the occupant given certain conditions. For example, on extended trips, the lumbar support is continuously adjusted for optimal comfort, and seat bolsters automatically adjust during sharp curves to provide the driver with optimal support. We received our first production award incorporating these advanced features which is expected to launch in 2027 with a luxury European automaker. We have developed and designed efficiencies into individual seat components and full system integration to outperform existing systems.
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
With respect to fabrics, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnit® sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles. ReNewKnit® has launched with three global automotive manufacturers and is generating improved margins when compared to traditional fabrics. Our branded TeXstyleTM surface material coatings and treatment technologies enhance cleanability by releasing and repelling stains; prevent the growth of bacteria and mildew through the addition of antimicrobial treatments, including silver ion technologies; protect fabric against water and oil-based stains; minimize soiling of light colors; and are anti-static and anti-dusting.
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
•Foam and Comfort – Our FlexAir® technologies offer a 100% recyclable non-foam alternative to traditional foam. Our highly engineered low-profile foam, low-emission foam and our first-to-market, U.S.-sourced SoyFoamTM are break-through innovations in comfort, safety and sustainability. Our first FlexAir® production award launched in 2024.
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
We believe that we are the world's most vertically integrated manufacturer of complete seat systems, providing us with a competitive advantage in terms of cost and quality. We utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. We are rapidly developing and deploying automation and AI solutions throughout our Seating operations. Through our partnership with Palantir, we have improved our efficiency and quality using a cycle time deviation tool which provides real-time data on shop floor performance. Our recent strategic investments in automation and other advanced manufacturing technologies, including the 2018 acquisition of ASI Automation, the 2022 acquisitions of Thagora and InTouch and the 2024 acquisition of WIP, have resulted in lower manufacturing costs, improved safety and ergonomics, and higher production reliability. These strategic initiatives further advance our leadership in automotive technology and enable greater efficiency, superior quality and faster execution. Moreover, we have continued to expand our employee engagement initiatives, achieving global scalability and successfully driving cultural advances. Our initiatives have resulted in improvements in quality, lower employee absenteeism, material cost savings and a reduction in average assembly build times per seat set.
Our global footprint enables us to competitively quote just-in-time and component business opportunities that align with evolving market trends. Domestically, we are strategically positioned for growth as the largest U.S. headquartered automotive supplier, leveraging our U.S. manufacturing presence to support automotive manufacturers seeking to onshore vehicle production. We continue to invest in product and process innovation, allowing us to integrate capital required for just-in-time operations at a significant cost advantage. This not only accelerates speed to launch but also enhances our ability to competitively quote new and conquest business.
Customers
The top five customers of our Seating segment are: General Motors, Mercedes-Benz, Stellantis, Volkswagen and BMW.
Competition
Key competitors in the Seating segment globally include Adient plc, Forvia SE, Magna International Inc., Ningbo Jifeng Auto Parts Co., Ltd. / Grammer AG, Toyota Boshoku Corporation, TS Tech Co., Ltd. and Yanfeng Automotive Systems Co., Ltd., which have varying market presence depending on the region, country or automotive manufacturer. Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. A limited number of other automotive manufacturers maintain a presence in the seat system market through wholly-owned subsidiaries, joint ventures or in-house operations, such as FinDreams Technology Co., Ltd. and Nobo Automotive Systems Co., Ltd. In seat components, we compete with the seat system suppliers identified above, as well as certain suppliers that specialize in particular components.
For additional factors that may impact our Seating segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers for vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Our expertise and product portfolio support new vehicle electrical architectures, including the adoption of high-voltage electrified vehicle architectures and the transition to zone-based vehicle electrical architectures. We are expanding our capabilities and introducing new product lines, primarily within our electrical distribution and connections systems business and including intercell connect boards, BDUs, engineered components, high-voltage wire, high-speed data cables and zonal controllers. Further, we are de-emphasizing and exiting certain electronics product lines, including audio modules, lighting modules, on-board chargers, telematics control units and niche electronic controllers, where we do not see a path to sustainable risk-adjusted financial returns.
In our E-Systems business, the electrification of the vehicle powertrain adds significant content per vehicle for our products, including high-voltage wire harnesses, high-voltage battery connection systems (intercell connect boards, bus bars and main battery interface connection systems) and BDUs.
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
Wire harness assemblies, together with connection systems, link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Our wire harnesses provide low-voltage (12 volts and 48 volts) and high-voltage (400 volts – 800 volts) power distribution. Low-voltage wire harnesses are used on all light duty vehicles, and high voltage wire harnesses are used on vehicles with electrified powertrains. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China and the Philippines.
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
High-Voltage Power Distribution Products, including BDUs
In our E-Systems segment, we also design, develop, engineer and manufacture high-voltage power distribution products, including BDUs. These products control the flow and distribution of high-voltage power throughout electric and hybrid vehicles and include BDUs, which control all electrical energy flowing into and out of high-voltage batteries in electric and hybrid vehicles. More than fifteen years of experience in high-voltage power distribution products, together with our expertise in areas integral to the performance of BDUs, such as power and thermal management and electrical architecture integration, have contributed to our well-established market position and our ability to effectively and competitively supply BDUs. High-voltage power distribution products are applicable to all electrified powertrain vehicles, but the size, complexity and configuration can vary widely dependent upon the power requirements of individual vehicle platforms. Our high-voltage power distribution products are currently manufactured in Mexico, China, Spain and Morocco. Key material inputs to our high-voltage power distribution products include metals, including copper and aluminum, various resins, and power components, such as fuses, e-fuses and contactors.
Low-Voltage Power Distribution Products and Electronic Controllers
In our E-Systems segment, we also design, develop, engineer and manufacture low-voltage power distribution products and electronic controllers that control various functions and power distribution within the vehicle. Our electronic product offerings include zonal controllers, body domain modules, and smart and passive power distribution units. These units are typically purchased with embedded software to manage vehicle functions, control power distribution and ensure vehicle network connection. We assemble these modules using specialized, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Morocco and China.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with market-leading component technologies, allow early access to our customers' product development teams, which provides an indication of our customers' product needs and enables us to develop system design efficiencies. Our expertise is developed and delivered by more than 1,900 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable weight and packaging size reductions for electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in connection system technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high-voltage terminals and connectors. We have developed high density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. In high-voltage battery connection systems, we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. In addition, we have developed highly integrated and highly automated solutions to improve the performance of high-voltage batteries. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce design, development and validation testing time and expense. Our ongoing and accelerating investments in automation and other advanced manufacturing technologies, including the automation of wire harness manufacturing, design for automation and digital transformation, will yield future efficiencies and flexibility to our operations.
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
In electronic controllers, we are a market leader in zone control, body domain control and power distribution technology. In 2025, we were awarded an Automotive News PACE award for our software-based algorithmic circuit protection and modular pin header design, which are used on our zone controller launching in 2026. Further, our expertise in e-fuse technology is leading to the adoption of new advanced technologies while supporting functional safety requirement increases. Software is a critical element of this part of our business. Software capabilities are becoming more important in the management of complex and highly sophisticated electronic architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions.
Manufacturing Leadership
We are leveraging our investments in automation and other advanced manufacturing technologies to build on our reputation for operational excellence. We are developing a common operating system in our wiring facilities that will provide significant operating efficiencies. Further, our partnership with Palantir has enabled increased digitalization of our operations leading to enhanced visibility, control, efficiency and quality. Our unique processes and people-focused culture provide us with a sustainable global competitive advantage.
Our 2025 acquisition of StoneShield is accelerating the automation of our production processes throughout our electrical distribution business, further improving our efficiency and operational excellence. We believe that coupling our world class operations with strategic automation will allow us to proactively navigate labor market dynamics and position us as a preferred solution provider to our customers.
Customers
The top five customers of our E-Systems segment are: Ford, General Motors, Jaguar Land Rover, Geely (including Polestar and Volvo) and Volkswagen.

Competition
Key competitors in electrical distribution and connection systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Key competitors in BDUs include Delta Electronics, Inc., LS E-Mobility, Panasonic Holdings Corporation and Yazaki Corporation. Key competitors in electronic controllers include Aumovio SE, Aptiv PLC, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hella (a subsidiary of Forvia SE), Motherson Group, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
For additional factors that may impact our E-Systems segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors," included in this Report.
Sustainability
For many of our customers and other stakeholders, sustainability is a business consideration. We continue to embed sustainable initiatives into our global operations and processes, recognizing that growing customer and consumer demand for sustainable products provides opportunities for growth. Furthermore, the more efficient use of energy and natural resources offers the potential to lower our operating costs while reducing our environmental impact. We also integrate responsible and sustainable principles into our key business processes, including enterprise risk management, innovation, procurement, product and process development, and sales.
Our sustainability strategy is developed by a cross-functional team, approved by senior management, and overseen by the Governance and Sustainability Committee of our Board. We actively communicate our goals and activities to investors through public disclosures available on our website and in our SEC filings. Our sustainability efforts demonstrate how we live our core value to Get Results the Right Way, which we reinforce through our annual recommitment to the United Nations Global Compact.
Energy Efficiency and Carbon Reduction Efforts at Lear
•How We Are Driving Sustainability in Our Production Processes
We employ standardized processes developed globally that are designed to optimize energy use, reduce costs, lower greenhouse gas emissions, prevent pollution and ensure safe, sustainable production. Our near-term climate goals for 2030 include 100% usage of renewable energy for electricity consumption and a 50% reduction in Scope 1 and 2 carbon emissions at our facilities globally. We also aim to achieve a 35% reduction in Scope 3 emissions by 2033. In 2024, the Science Based Targets initiative (SBTi) validated our near-term greenhouse gas reduction targets for Scopes 1 and 2, and our Scope 3 emissions. We aspire to achieve carbon neutrality by 2050.
We are implementing a multifaceted approach to achieve these goals. In our internal operations, we are focused on increasing our usage of renewable energy, as well as on efforts to reduce energy consumption and use energy more efficiently. In particular, we have developed, and are implementing, a comprehensive renewable energy strategy which includes the following:
–On-site renewable energy generation at certain sites (we currently have solar arrays operating at 22 sites in Europe, South America and China);
–Virtual power purchase agreements, where viable, to support new renewable energy projects;
–Purchasing energy attribute certificates, whether bundled with existing energy purchases or unbundled in certain regions; and
–Procuring renewable energy through electric utility programs, if viable.
Our operations globally use our Energy Efficiency, Water Usage and Waste Reduction Playbooks to promote sustainable practices within our facilities, while at the same time increasing operational efficiency and reducing costs. In addition, our facilities' specifications for new construction and significant building refurbishments require the consideration of more energy efficient systems, such as heating and cooling systems, wherever practicable.
While the foregoing efforts will help us drive toward the elimination of carbon emissions in those areas we directly control (Scope 1 and 2 emissions), we are also working across our value chain (including Scope 3 emissions). We are communicating to our suppliers our carbon and renewable energy goals, as well as our expectation that our suppliers have, and follow, their own internal policies regarding the conservation and efficient use of natural resources, including energy.

•How We Are Driving Sustainable Products
Certain of our product offerings are designed to capitalize on regulatory requirements and consumer preferences related to sustainability, such as electrical distribution and connection systems and BDUs designed for high-voltage applications, providing growth opportunities for our business. Our ComfortFlex by LearTM and ComfortMax Seat by LearTM modules can increase the efficiency of a vehicle's HVAC system and, in turn, potentially facilitate greater fuel efficiency, as well as an increased range for electric vehicles. In addition, our lightweight components and vertical integration capabilities can facilitate weight reductions and other performance efficiencies in our products, in turn enabling lower emissions and increased battery driving range.
We are also developing products that are environmentally sustainable and that promote circularity in line with certain customer expectations and regulatory requirements. These products include, without limitation, FlexAir®, our 100% recyclable non-foam alternative, and ReNewKnit®, our sustainable wrap-knit textile alternative that is fully recyclable at its end of life and composed of 100% recycled material.
We are committed to working with our suppliers and customers to source raw materials, including leather, in a sustainable manner. Our leather operations source cattle hides as a byproduct of the beef industry and are helping to protect forests by working to eliminate purchases of such hides from cattle farms involved in deforestation and forest degradation. Our No Deforestation Policy aligns with industry standards and requires of our suppliers:
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
Other Sustainability And Governance Initiatives
We are especially proud of our employees' efforts to support our global communities. Through our Operation GIVE campaign at our Southfield, Michigan headquarters, over $700,000 in employee contributions benefited local programs focused on economic well-being, education and the environment in 2025. In addition, our teams completed numerous volunteer projects to support the global communities where we live and work.
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
Human Capital Management
Our human capital management strategy reflects our belief that delivering the highest quality products and services requires a work environment that prioritizes safety and fosters collaboration, inclusion and respect for our employees worldwide. Oversight of this strategy rests with our Board and its People and Compensation Committee.
As of December 31, 2025 and 2024, our global employment levels were approximately:

Region	2025	2024
United States and Canada	9,800	10,400
Mexico	48,600	51,900
Central and South America	21,000	23,500
Europe and Africa	62,900	64,500
Asia	22,000	23,400
Total	164,300	173,700

Our compensation and benefits strategy is designed to attract and retain top talent, foster a productive work environment and align employee interests with those of our stakeholders. Compensation includes base salary and, as appropriate for each role, performance-based and long-term incentive programs. We also offer market-competitive benefits, which may include medical, life and disability insurance, retirement savings plans, paid time off, parental leave and tuition reimbursement.
A substantial number of our employees are members of industrial trade unions or national trade organizations. We maintain collective bargaining agreements with several North American unions, including the United Auto Workers, Unifor, International Brotherhood of Electrical Workers and Workers United. Each unionized facility in the United States and Canada has its own agreement with independent expiration dates. Most employees in Mexico and Europe belong to industrial trade unions or confederations operating under national contracts not specific to any one employer. Labor disputes have been infrequent, and we have resolved all such matters promptly. We believe our employee relations are generally positive.
See Item 1A, "Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," included in this Report.
Employee Engagement
Together We Win (TWW) has been our global employee engagement program to continue to enhance our culture. Plants progress through four segments — leadership, work environment, employee involvement and team empowerment. TWW unites manufacturing employees worldwide to achieve excellence based on metrics such as quality, absenteeism, health and safety, and operational efficiency.
We are evolving TWW to focus on the Employee Experience (EX) and to improve every stage of the employee lifecycle — from hiring to retirement — through continuous feedback and tailored workplace adjustments based on that feedback. EX efficiency will be evaluated by both operating performance indicators and employee metrics at a plant level. The program is currently being piloted in plants and administrative offices globally.
Champions of Lear is a recognition program celebrating teams of employees who demonstrate the highest levels of operational excellence, innovation and cultural leadership in our Company. Applications from individuals, teams or plants are reviewed by a diverse panel, including Lear leadership.
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
Talent Development and Culture
We are committed to employee development. In 2025, we delivered more than six million hours of training on safety, leadership, quality, continuous improvement, lean manufacturing, and ISO, IATF and other certifications. Development opportunities enable employees at all levels to build their competencies and grow their careers and include programs for first-time managers, operational leadership academies and executive MBA scholarships. For example, our Global Shop Floor Leadership Program (GREAT) equips plant supervisors with essential leadership skills, while Together We Grow helps high-potential leaders build networks and careers at Lear.
We promote equal opportunity through human resource policies and practices. We value inclusion and diversity of all types. Our eight employee resource groups (ERGs) are open to all employees globally and held over 300 global events in 2025 to foster engagement and inclusion.
Ethics and Compliance
We conduct business with integrity and comply with all applicable laws. Our Code of Business Conduct and Ethics (the "Code") is the cornerstone of this commitment. In 2025, we enhanced the Code with expanded guidance, embedded training refreshers and a "Talk to Us" feature for direct communication with our Ethics & Compliance team. We also introduced self-service tools for conflict-of-interest checks and government meeting disclosures.

Employees can report concerns through multiple channels, including a toll-free helpline, mobile app, online form and dedicated email, with anonymous reporting where permitted. Our strict Anti-Retaliation Policy protects employees who report in good faith. Oversight of ethics and compliance rests with senior management and the Audit Committee of our Board, which receives regular updates on program effectiveness from our Chief Compliance Officer. These measures underscore our commitment to transparency, accountability and ethical practices essential for long-term shareholder value.
Customers
In 2025, General Motors, one of the largest automotive and light truck manufacturers in the world, accounted for 22% of our net sales. In addition, Ford accounted for 12%, Mercedes-Benz and Volkswagen each accounted for 10% and Stellantis accounted for 9% of our 2025 net sales. Through acquisitions and organic growth, we strive to diversify our customer base to be reflective of the evolving regional markets in which we operate. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales in-line with or at a rate greater than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 13, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our core sales backlog reflects our estimated net sales over the next two years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures and the impact of the wind down of non-core products in our E-Systems business. As of February 2026, our 2026 to 2027 sales backlog is $1.3 billion of which 90% and 10% are related to our Seating and E-Systems segments, respectively. Our current sales backlog reflects $0.6 billion related to 2026. In addition, our 2026 to 2027 sales backlog at our non-consolidated joint ventures is approximately $0.6 billion. Our current sales backlog assumes volumes based on the independent industry projections of S&P Global Mobility as of January 2026 and internal estimates, a Euro exchange rate of $1.16/Euro and a Chinese renminbi exchange rate of 7.10/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," included in this Report.
We receive purchase orders from our customers that generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2025, consisted of 21% passenger cars, 57% crossover and sport utility vehicles and 21% trucks and vans.
Our agreements with our major customers generally provide for an annual productivity price reduction. In addition, raw material, energy, commodity, product component and labor costs can be volatile. Cost reductions through product design changes and improved manufacturing productivity through automation and other advanced technologies, together with similar price reduction programs with our suppliers and commercial negotiations with our customers and suppliers, are designed to more than offset these customer-imposed price reductions and cost increases. Certain of these strategies may limit our opportunities in a declining price environment. In addition, we are exposed to market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Commodity Prices," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Market Risk Sensitivity — Foreign Exchange," included in this Report.
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for holidays and/or model year changeovers, as well as in December when many customer plants close for the holidays.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems, BDUs and electronic controllers are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat cushioning, thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products, headrests, connection systems and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements (certain of which are sourced by our customers and certain of which are sourced by us). The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain connection systems, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Intellectual Property
Worldwide, we have approximately 2,700 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORD®, EAGLE OTTAWA®, THAGORA® and IGB AUTOMOTIVE®. ComfortFlex by LearTM technology, ComfortMax Seat by LearTM technology, ConfigurE+TM seating, FlexAir® non-foam alternative, INTU® seating, ProTec® active head restraints, ReNewKnit® fabrics, SoyFoamTM foam substitute and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
Government Regulations and Environmental Matters
We are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and, increasingly, sustainability matters. Costs incurred to comply with these governmental regulations are not material to our capital expenditures, financial performance or competitive position. For additional information about the impact of government regulations on our business, see Item 1A, "Risk Factors — Legal and Regulatory Risks," included in this Report.
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 12, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.

In addition, our customers are subject to significant environmentally focused state, federal and foreign laws and regulations that regulate vehicle emissions, fuel economy and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately increase or decrease automotive vehicle production, such laws and regulations would likely impact our business. See Item 1A, "Risk Factors," included in this Report.
Furthermore, we currently offer products that advance sustainability, such as ReNewKnit® and FlexAir®, and are creating technologies that facilitate environmentally friendly transportation alternatives, such as electric and hybrid vehicles. Our expertise, capabilities and environmental leadership are allowing us to expand our product offerings in this area.
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
As of December 31, 2025, we had eighteen operating joint ventures located in five countries. Of these joint ventures, eight are consolidated, and ten are accounted for using the equity method of accounting. Sixteen of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 9% of our net sales in 2025. As of December 31, 2025, our investments in non-consolidated joint ventures totaled $232 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 4, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Beijing Lear Hyundai Transys Co., Ltd.	50
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Shenyang Jinbei Lear Automotive Seating Co. Ltd.	49
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
United States / Mexico	Kyungshin-Lear Sales and Engineering LLC	49
India	Hyundai Transys Lear Automotive India Private Limited	35

ITEM 1A – RISK FACTORS
Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting our business identified elsewhere in this Report, the material risk factors affecting our operations include the following:
Risks Related to Our Business
•Our industry is cyclical and a decline or significant fluctuation in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of or operational disruptions to one or more of our major customers could adversely affect our financial performance.
Our sales are driven by the number of vehicles produced by our automotive manufacturer customers and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including interest rates, inflation, consumer demand and spending levels, and geopolitical issues. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, unforeseen operational disruptions, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of raw materials and critical components, logistics issues, cybersecurity incidents, and the availability and cost of credit, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding electric and hybrid vehicles), size, configuration and features, among other factors.
Our sales and production may be further affected by new entrants to the industry, as well as various automakers entering or expanding in certain regions, and the restructuring actions, including facility closures, of our customers. Chinese domestic automakers, in particular, continue to expand their market share in China (through electric vehicles) and outside of China with both innovative designs and attractive pricing. As a result, several traditional automakers have experienced declines in revenue and market share. As these traditional automakers are among our largest customers, our business and financial results may be adversely affected by decreases in their businesses or market share.
An economic downturn or other adverse industry conditions that result in a decline or significant fluctuation in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of or operational disruptions to one or more of our major customers could reduce our sales, increase our costs or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
•Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance.
Raw material, energy, commodity, product component and labor costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of any such cost increases, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, may not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining price environment. In addition, the availability of raw materials, energy, commodities, product components and labor fluctuates from time to time due to factors outside of our control, including governmental policies and regulations, natural disasters and other supply chain disruptions, which may impact our ability to meet the production demands of our customers. Increases in the costs of raw materials, energy, commodities, product components and labor, or restrictions on the availability thereof, could adversely affect our financial condition, operating results and cash flows.
•Our failure to execute our strategic objectives could adversely affect our financial performance.
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our strategy is based on four pillars designed to drive growth and profitability: (1) extend our market leadership position in Seating with priceable features, including modularity and thermal comfort systems; (2) expand margins in E-Systems through a focused portfolio that leverages our strong operating capabilities and customer relationships; (3) build on our reputation for operational excellence through organic and inorganic investments, including partnerships, in automation and digital technologies; and (4) prioritize our employee and sustainability initiatives that drive business growth, cost reductions and improved workforce retention. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.
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
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancements, supply chain management, manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to and anticipate the needs of our customers and consumers. We continually evaluate operational and strategic alternatives and enhancements, including in the areas of digitization, automation and the use of artificial intelligence ("AI"), to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.
•International trade policies, such as tariffs, sanctions, export controls and other trade restrictions, could adversely affect our financial performance.
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
Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, many of the tariffs announced, implemented or threatened by the current U.S. administration apply to (a) the countries in which we do business or from which we purchase, either directly or indirectly, materials or components, including China, Mexico and Canada, and (b) the materials or components that we purchase, either directly or indirectly, or produce, including steel, aluminum and automobile parts, among others, and therefore could adversely impact our business by increasing our operating costs, requiring us to incur significant costs to transition to alternative suppliers if our mitigation efforts are unsuccessful, or negatively impacting our customers' production. In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other trade restrictions that impact industries around the world, including the automotive industry.
The policies relating to these tariffs continue to evolve, including with respect to the type of tariff or export control, the tariff rates, the countries, components and materials to which such tariffs apply, and the existence and applicability of any exemptions. The actual impacts of tariffs and other trade restrictions on our business, financial condition and results of operations continue to be subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs and restrictions may have on consumer demand and global automotive production volumes, the duration of such tariffs and restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs and restrictions in whole or in part, the scope and effective date of any exemptions to such tariffs or restrictions, any modification to existing exemptions to such tariffs or restrictions, countermeasures that target countries may take in response to such tariffs and restrictions, the impact such tariffs and restrictions may have on our customers and our supply chain, and whether and to what extent such tariffs are impacted by judicial review. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and have implemented certain actions, and continue to consider others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. To date, our mitigation efforts have been successful, but we cannot provide any assurance that future government actions will not adversely impact our customers' production or undermine our mitigation efforts, which could in turn adversely impact our business, financial condition and results of operations.
In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to trilateral review and renewal in 2026. There can be no assurances that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.
Further, the U.S. and other governments could impose additional sanctions, export controls or other trade restrictions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico, including, without limitation, the Dominican Republic-Central America-United States Free Trade Agreement. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
•Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.
We obtain components and other products and services from numerous automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity and costs, and those of our customers and suppliers, may be adversely affected by force majeure events, such as natural disasters, as well as tariffs, sanctions or other significant events. Any such significant event could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions in one or more of the regions in which we operate could result in financial distress within our supply base, which could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
•A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 75,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 67% of our global unionized work force are scheduled to expire in 2026. There can be no assurances that these upcoming negotiations or any other future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our financial condition and operating results.

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
We have substantial international operations, with manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America, and Europe. Some of the markets in which we do business may have volatile economic and/or political environments. This may expose us to heightened risks as a result of economic, geopolitical or other events, including:
–exposure to local economic conditions;
–political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug cartel-related and other forms of violence);
–international disputes, including war, military conflict, security or law enforcement operations, and geopolitical unrest, including due to threatened uses of force;
–labor scarcity, labor unrest and governmental regulations impacting labor supply;
–expropriation, governmental takeover and nationalization;
–currency exchange rate fluctuations, discrepancies in commodity pricing between different exchanges, currency controls and the ability to economically hedge currencies;
–withholding and other taxes on remittances and other payments by subsidiaries;
–investment restrictions or requirements;
–repatriation restrictions or requirements;
–trade wars, tariffs, sanctions, export controls or other trade restrictions;
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
Expanding our sales and operations in lower-cost regions is an important element of our strategy. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could adversely affect our financial condition, operating results and cash flows.
•Certain of our operations are conducted through joint ventures which have unique risks.
Certain of our operations, particularly in Asia, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, which may require additional organizational formalities, as well as the sharing of information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, the ability to enforce such obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and less of an ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and similar or related rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.
•Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Customer decisions on program launch timing may be impacted by various factors, including industry conditions, government regulations and consumer preferences, and therefore, the timing of such launches may also be subject to change. Our inability to effectively anticipate and manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
•We operate in a highly competitive industry and efforts by our competitors, as well as new entrants to the industry, to gain market share could adversely affect our financial performance.
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, new entrants as a result of the evolving nature of the automotive vehicle market, including the increasing adoption of electric and hybrid vehicles. Certain of these automakers and suppliers are also expanding their operations into regions in which they previously did not have a presence. Traditional automakers are experiencing increased competitive pressures as Chinese domestic automakers continue to expand their market share both in and beyond China. Chinese domestic suppliers that may have lower financial return expectations are also challenging traditional automotive suppliers for market share. Further, the global automotive industry is experiencing a period of significant technological change, including in the areas of electrification and digitization. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively to win business with newer/emerging automakers, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•If we do not respond appropriately, the evolution of the global transportation industry toward electrification could adversely affect our business.
Over the past decade, the global transportation industry has increasingly focused on the development of electric and hybrid vehicles. As a result, we and our customers have made, and in some cases continue to make, significant investments in electric and hybrid vehicle programs and related infrastructure and technology. The adoption of such vehicles, particularly electric vehicles, has been slower than anticipated, particularly in the United States, as a result of, among other things, changes in government carbon emissions regulations and tax incentives, as well as prevailing consumer preferences. This has resulted in, among other things, various volume decreases related to, and cancellations of, vehicle programs for which we are a supplier, as well as general uncertainty about the overall rate of transition to electric and hybrid vehicles in certain regions. Our inability, or that of our customers, to respond to these evolving circumstances could adversely affect our financial condition, operating results and cash flows.
•Our increasing use of AI and other emerging technologies may expose us to operational, legal and regulatory risks that could adversely affect our business and reputation.
Our use of AI and machine learning presents risks that could adversely affect our business, financial condition and results of operations. We currently incorporate AI-powered tools into certain internal business operations, such as in our production processes and in certain of our administrative functions. AI algorithms may be flawed, and datasets may be insufficient, inaccurate, biased or otherwise problematic. The rapid evolution and increased adoption of AI technologies may increase the risk of technical disruptions to our operations and the processes and functions for which the technology is deployed. The use of AI tools also raises risks related to privacy and inadvertent disclosure of sensitive information. AI systems may access, process or expose personal, confidential or proprietary data in ways that we do not intend or anticipate. Constraints in hardware (such as GPU availability), power capacity or other supply chain elements may further limit our ability to scale AI responsibly. We also face competitive risk if other companies develop or adopt AI capabilities more effectively, at lower cost or more rapidly than we do. Because our AI capabilities currently depend in part on third-party providers of models, cloud services and infrastructure, changes in their performance, pricing, licensing terms or availability could materially increase our costs. Collectively, these risks could adversely affect our financial condition, operating results, cash flows and reputation.
•A disruption in our information technology systems, or those of our customers, suppliers, sub-suppliers or other contract parties, including a disruption related to cybersecurity, and other cybersecurity risks, such as a security incident resulting in unauthorized access to or theft of personal or other sensitive information, could adversely affect our financial performance.
We rely on the accuracy, capacity, availability and security of our information technology networks. Despite the security and business continuity measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components that may collect and store sensitive end-user data (which could include personal information) could be breached, disabled or damaged by, without limitation, internal or external threat actors, computer viruses, malware, phishing attacks, denial-of-service attacks, supply chain attacks, human error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, natural or man-made incidents or disasters, or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue, if not increase, in the future. In particular, ransomware or other attacks that are intended to disrupt our and our customers' business operations are becoming increasingly prevalent, particularly for manufacturing companies, and can lead to significant interruptions in operations and the ability to provide products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a disruptive event, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, in 2025, a cybersecurity incident affecting one of our major customers disrupted its production systems, which in turn reduced demand for our components and impacted our operating results. Similar attacks on our customers, suppliers or other third parties in our supply chain could likewise adversely affect our financial performance.
We are incorporated into the supply chain of a large number of companies globally. As a result, if our products or services are compromised, unavailable or unable to be manufactured or delivered, a significant number or, in some instances, all of our customers' operations and their data could be simultaneously affected. Our contracts with customers and others may not contain limitations of liability, and even where they do, there can be no assurances that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our security obligations. The potential liability and associated consequences we could suffer as a result of such a large-scale event impacting multiple customers could be catastrophic and result in irreparable harm.
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
Pandemics, epidemics or disease outbreaks in the United States or globally have disrupted, and may disrupt in the future, our business, which could materially affect our financial condition including liquidity, operating results and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations. In particular, we could experience among other things: (1) continued or additional global supply disruptions, including component and material shortages; (2) labor disruptions; (3) an inability to manufacture; (4) a decline in consumer demand; and (5) an impaired ability to access credit and capital markets. Any future public health crises could adversely affect our business, financial condition, operating results and cash flows going forward.
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
The Organization for Economic Cooperation and Development ("OECD") issued guidelines on the Global Anti-Base Erosion Model Rules, known as "Pillar Two," to implement a 15% global corporate minimum tax to address gaps in current tax laws and ensure that large multinational enterprises pay a minimum level of tax in the countries in which they operate. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD's Pillar Two framework effective in 2024. On January 5, 2026, the OECD released new guidelines introducing the side-by-side system as part of the Pillar Two Global Minimum Tax framework. This system is intended to coordinate the application of Pillar Two rules in jurisdictions that already operate minimum tax regimes. Under the OECD's guidelines, the United States is treated as a qualifying jurisdiction, allowing U.S.-parented multinational enterprises ("MNEs") to opt out of the global Pillar Two income inclusion rule and undertaxed profits rule beginning January 1, 2026. The adoption of the side-by-side system reduces uncertainty regarding the impact of the Pillar Two Global Minimum Tax on U.S.-parented MNEs. While many countries have not yet enacted Pillar Two legislation, it is not expected to have a material impact on the Company's consolidated financial statements.

Risks Related to Our Indebtedness
•Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.
As of December 31, 2025, we had approximately $2.7 billion of outstanding indebtedness, as well as $2.0 billion available for borrowing under our revolving credit facility. As of December 31, 2025, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
Legal and Regulatory Risks
•A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.
In the event that our products fail to, or are alleged to fail to, perform as expected, regardless of fault, and such failure or alleged failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. Our customers may also pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability, warranty and recall claims related to our products. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for warranty or recall matters. In addition, we may not be successful in recovering amounts from third parties, including sub-suppliers, in connection with these claims. These types of claims could adversely affect our financial condition, operating results and cash flows.
•We are involved from time to time in various legal and regulatory proceedings and claims, which could adversely affect our financial performance.
We are involved in various legal and regulatory proceedings and claims that, from time to time, are significant. These claims typically arise in the normal course of business, including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters, employment matters and antitrust matters. No assurances can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.
•The continuing focus on human rights and environmental laws and regulations globally, as well as related customer requirements, could cause us to incur significant costs.
Concerns over human rights, environmental pollution and climate change have produced significant legislative and regulatory efforts globally. In addition, our customers have imposed various requirements on their suppliers, including us, in response to these concerns. These regulatory and customer requirements may continue to increase in number and breadth of scope going forward. Complying with these requirements may require us to, among other things, make investments in new innovations, change product and production processes and/or modify product supply chains, certain of which actions could be significant. Significant challenges may exist to comply with new legislative efforts and increasing customer requirements around supply chain transparency due to the inherent complexity of global automotive supply chains. If we fail to comply with these requirements, we could be subject to lost business opportunities and/or future liabilities, which could adversely affect our reputation, business, financial condition, operating results and cash flows.
•New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and sustainability matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade, including tariffs and sanctions, human rights, and employment and labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.

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
Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, and additional requirements with respect to environmental matters may continue to be imposed on us and our customers in the future. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.
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
For the year ended December 31, 2025, there have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, financial condition or results of operations. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
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
Our cybersecurity risk assessment and management processes are implemented and maintained by our CIO and CISO, who are supported by other members of management, as necessary. Our CIO and CISO are responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. Our CIO has served in this role for five years and has more than thirty years of relevant experience, including previous roles as the CIO for two companies and the divisional information technology leader for two companies. Our CISO, who reports to the CIO, has served in this role for four years and has more than thirty years of relevant experience, including a focus on information security and cybersecurity for the last seventeen years. He previously served as the CISO for another automotive supplier. In addition, our CISO is engaged with the cybersecurity community through current and past involvement with organizations such as Automotive Information Sharing and Analysis Center, Michigan InfraGard, Domestic Security Alliance Council and the European Association of Automotive Suppliers cybersecurity workgroup. In addition, we have an information security team comprised of dozens of experienced employees who address cybersecurity matters. The CIO and CISO are also responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating cybersecurity incidents.
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
ITEM 2 – PROPERTIES
As of December 31, 2025, our properties include just-in-time manufacturing facilities, component manufacturing facilities, sequencing and distribution sites, and dedicated administrative/technical support facilities in 36 countries. A summary of these properties by operating segment and by region is shown below:

	North America	Europe and Africa	Asia	South America	Total
Seating	58	74	43	9	184
E-Systems	16	26	16	4	62
	74	100	59	13	246
In addition, we have 12 general administrative/technical support facilities. Our properties include seven advanced technology centers (one at our corporate headquarters in Southfield, Michigan, one additional in North America, two in Europe and three in Asia). Of our 258 total properties, 93 are owned and 165 are leased.
ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 12, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors (the "Board") and serve at the pleasure of our Board.

Name	Age	Position
Jason M. Cardew	55	Senior Vice President and Chief Financial Officer
Alicia J. Davis	55	Senior Vice President and Chief Strategy Officer
Amy A. Doyle	58	Vice President and Chief Accounting Officer
Harry A. Kemp	50	Senior Vice President and Chief Administrative Officer
Frank C. Orsini	53	Executive Vice President and President, Seating
Nicholas J. Roelli	54	Senior Vice President and President, E-Systems
Raymond E. Scott	60	President and Chief Executive Officer
Marianne Vidershain	46	Vice President, Treasurer and Head of Investor Relations
Set forth below is a description of the business experience of each of our executive officers.

Jason M. Cardew	Mr. Cardew is the Company's Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial positions since joining the Company in 1992.

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

Amy A. Doyle	Ms. Doyle is the Company's Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company's Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Harry A. Kemp	Mr. Kemp is the Company's Senior Vice President and Chief Administrative Officer, a position he has held since March 2025. Mr. Kemp most recently served as the Company's Senior Vice President, Chief Administrative Officer and General Counsel since January 2023. Prior to that, Mr. Kemp served as the Company's Senior Vice President, General Counsel and Corporate Secretary since August 2019. Previously, he served as the Company's Vice President and Corporate Counsel since January 2019, Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

Frank C. Orsini	Mr. Orsini is the Company's Executive Vice President and President, Seating, a position he has held since March 2018. Mr. Orsini most recently served as the Company's Senior Vice President and President, E-Systems since September 2012. Prior to that, he served as the Company's Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company's Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions since joining the Company in 1994.

Nicholas J. Roelli	Mr. Roelli is the Company's Senior Vice President and President, E-Systems, a position he has held since May 2024. Mr. Roelli most recently served as the Company's Vice President, North America Seating since May 2022. Prior to that, he served as the Company's Vice President, North America Structures since May 2019. Previously, he served as the Company's Vice President, Global Seating Structures since August 2016 and in various other positions of increasing responsibility since joining the Company in 1994.

Raymond E. Scott	Mr. Scott is the Company's President and Chief Executive Officer, a position he has held since March 2018. Mr. Scott most recently served as the Company's Executive Vice President and President, Seating since November 2011. Prior to that, he served as the Company's Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company's Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Marianne Vidershain	Ms. Vidershain is the Company's Vice President, Treasurer and Head of Investor Relations, a position she has held since May 2024. Ms. Vidershain most recently served as the Company's Vice President and Treasurer since February 2021. Prior to that, she served as the Company's Assistant Treasurer since January 2018. Previously, she served as the Company's Director, Global Financial Planning & Analysis since January 2015, Director, Finance – Global Purchasing since February 2014, Director, Capital Markets and Subsidiary Finance since April 2010, Treasury Manager since January 2007 and in various other treasury positions since joining the Company in 2004.

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
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 10, 2026, there were 85 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board has authorized $6.7 billion in share repurchases under our common stock share repurchase program. As of December 31, 2025, we have repurchased, in aggregate, $5.9 billion of our outstanding common stock, at an average price of $95.01 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $775 million, which expires on December 31, 2026.
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
A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2025, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
September 28, 2025 through October 25, 2025	384,354	$100.23	384,354	$911.3
October 26, 2025 through November 22, 2025	510,714	$105.79	510,714	857.2
November 23, 2025 through December 31, 2025	737,388	$111.87	737,388	774.7
Total	1,632,456	$107.23	1,632,456	$774.7

Performance Graph
The following graph compares the cumulative total shareholder return from December 31, 2020 through December 31, 2025, for our common stock, the S&P 500 Index and a peer group (1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2020, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Lear Corporation	$100.00	$116.20	$80.53	$93.73	$64.52	$80.56
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Current peer group (1)	$100.00	$115.12	$77.98	$83.24	$62.35	$79.15
Previous peer group (1)	$100.00	$108.97	$72.95	$80.99	$61.38	$79.98
(1)    We do not believe that there is a single published industry or line of business index that is appropriate for comparing shareholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our current peer group, referenced in the graph above, consists of Adient plc, Aptiv PLC, Aumovio SE, Autoliv, Inc., BorgWarner Inc., Dana Incorporated, Dauch Corporation (formerly known as American Axle & Manufacturing Holdings Inc.), Forvia SE, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., PHINIA Inc., Valeo and Visteon Corporation, which we believe provides a more meaningful comparison of our stock performance than our previous peer group. Our previous peer group, referenced in the graph above, consisted of Adient plc, Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Dana Incorporated, Dauch Corporation (formerly known as American Axle & Manufacturing Holdings Inc.), Forvia SE, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Valeo and Visteon Corporation.
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), and low-voltage power distribution products and electronic controllers to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth while balancing risks and returns, investing in product and process innovations to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and generating strong cash flow and returning excess cash to shareholders. Further, we have aligned our strategy with key trends affecting our business. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories. Further, we continuously evaluate this portfolio, aligning it with industry trends while balancing risk-adjusted returns, which allows us to offer value-added solutions to our customers.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our thermal comfort systems are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
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
•Electrical distribution and connection systems utilize low-voltage and high-voltage wire and high-speed data cables to connect networks' electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery interface connection systems.
•High-voltage power distribution products control the flow and distribution of high-voltage power throughout electric and hybrid vehicles and include BDUs, which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles.
•Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules, and smart and passive power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we integrate and embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 500 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include logistics, as well as all major administrative functions, such as corporate finance, executive administration, health and safety, human resources, information technology and legal.
We continue to build on our reputation for operational excellence through organic and inorganic investments in automation and other advanced manufacturing technologies and the digital transformation of both our operations and administrative functions. These investments and transformation involve the integration of new technologies, such as artificial intelligence ("AI"), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize products and processes, resulting in higher efficiency, quality and responsiveness to customers.
IDEA by LearTM - Innovative. Digital. Engineered. Automated. - reflects our commitment to continue to strengthen our competitive position in both of our business segments and to enhance the efficiency of our administrative functions. IDEA by LearTM supports our strategy to drive growth and improve profitability through the development of innovative products and the utilization of advanced technologies and process automation that increase efficiency and extend our leadership position in operational excellence. We are leveraging our internal capabilities through strategic partnerships (e.g., Palantir Technologies, Inc. ("Palantir")) and acquisitions to rapidly develop and deploy automation and AI solutions. Our strategic acquisitions of ASI Automation, InTouch Automation, StoneShield Engineering, Thagora Technology SRL and WIP Industrial Automation are further enhancing our automation system integration expertise. Our new facility in Rochester Hills, Michigan is an industry first site, capable of fully automated manufacturing of ComfortFlex by LearTM and ComfortMax Seat by LearTM seating systems. These strategic initiatives further advance our leadership in automotive technology and enable greater efficiency, superior quality and faster execution.
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
•Expand margins in E-Systems through a focused portfolio that leverages our strong operating capabilities and customer relationships;
•Build on our reputation for operational excellence through organic and inorganic investments, including partnerships, in automation and digital technologies; and
•Prioritize our employee and sustainability initiatives that drive business growth, cost reductions and improved workforce retention.
For further information related to our strategy, see Part 1 — Item 1, "Business — Industry" and "— Strategy," included in this Report.
Industry Overview
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle.
Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including increases in tariffs, a customer cybersecurity incident, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material impact on markets around the world. Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, many of the tariffs announced, implemented or threatened by the current U.S. administration apply to (a) the countries in which we do business or from which we purchase, either directly or indirectly, materials or components, including China, Mexico and Canada, and (b) the materials or components that we purchase, either directly or indirectly, or produce, including steel, aluminum and automobile parts, among others, and therefore could adversely impact our business by increasing our operating costs, requiring us to incur significant costs to transition to alternative suppliers if our mitigation efforts are unsuccessful, or negatively impacting our customers' production. In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other trade restrictions that impact industries around the world, including the automotive industry.
Although U.S. tariffs did not have a material impact on our operating performance in 2025, the policies relating to these tariffs continue to evolve, including with respect to the type of tariff or export control, the tariff rates, the countries, components and materials to which such tariffs apply, and the existence and applicability of any exemptions. The actual impacts of tariffs and other trade restrictions on our business, financial condition and results of operations continue to be subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs and restrictions may have on consumer demand and global automotive production volumes, the duration of such tariffs and restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs and restrictions in whole or in part, the scope and effective date of any exemptions to such tariffs or restrictions, any modification to existing exemptions to such tariffs or restrictions, countermeasures that target countries may take in response to such tariffs and restrictions, the impact such tariffs and restrictions may have on our customers and our supply chain, and whether and to what extent such tariffs are impacted by judicial review. We have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date and have implemented certain actions, and continue to consider others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. To date, our mitigation efforts have been successful, but we cannot provide any assurance that future government actions will not adversely impact our customers' production or undermine our mitigation efforts, which could in turn adversely impact our business, financial condition and results of operations.
In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to trilateral review and renewal in 2026. There can be no assurances that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.
Further, the U.S. and other governments could impose additional sanctions, export controls or other trade restrictions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico, including, without limitation, the Dominican Republic-Central America-United States Free Trade Agreement. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2025 remained approximately 2% below 2017 peak levels, and 2025 industry production levels in North America and Europe, our two largest markets, remained approximately 10% and 24%, respectively, below prior peak levels. Industry production in the second half of 2025 was impacted by production disruptions at Jaguar Land Rover due to a cybersecurity incident (the "JLR production disruption"). Industry production in 2025 increased 4% as compared to 2024 (based on January 2026 S&P Global Mobility projections). On a Lear sales-weighted basis(1), industry production in 2025 increased 1% as compared to 2024.
(1)     The production change on a Lear sales-weighted basis is calculated using Lear's prior year regional sales mix. Management believes this provides a more meaningful comparison of our global revenue growth relative to global vehicle production.
For a description of risks related to macroeconomic events and tariffs, sanctions, export controls and other trade restrictions, see Part I — Item 1A, "Risk Factors," included in this Report.

Global automotive industry production volumes in certain key regions for 2025, as compared to 2024, are shown below (in thousands of units):

	2025 (1)	2024 (1) (2)	% Change
North America	15,289.7	15,449.6	(1%)
Europe and Africa	17,357.5	17,608.6	(1%)
Asia	54,065.2	50,583.5	7%
South America	2,953.3	2,890.0	2%
Other	1,936.5	1,791.4	8%
Global automotive industry production	91,602.2	88,323.1	4%
(1)     Production data based on S&P Global Mobility.
(2)     Production data for 2024 has been updated from our 2024 Annual Report on Form 10-K to reflect actual production levels.
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of raw materials and critical components, logistics issues, cybersecurity incidents, and the availability and cost of credit, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding electric and hybrid vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known or are subject to change, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurances that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will continue to be successful. Our sales and production may be further affected by new entrants to the industry, as well as various automakers and suppliers entering or expanding in certain regions, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region for 2025 and 2024 is shown below:

	2025	2024
North America	42%	42%
Europe and Africa	35%	36%
Asia	20%	19%
South America	3%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. The adoption of electrified vehicles has been slower than anticipated, particularly in the United States. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) have also had a significant impact on this trend.
Our material cost as a percentage of net sales was 64.1% in 2025, as compared to 64.2% in 2024 and 65.2% in 2023. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. Our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. We have developed and implemented additional strategies to mitigate the impact of any such cost increases, including the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Certain of these strategies may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, have more than offset the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase further or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance" and "Risk Factors — International trade policies, such as tariffs, sanctions, export controls and other trade restrictions, could adversely affect our financial performance," included in this Report, as well as "— Forward-Looking Statements" below.
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
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products and our reputation for operational excellence and cost competitiveness. We have also increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Central America, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales, purchases, and tariff costs and recoveries. Historically, we generally have been successful in aligning our supplier payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, including inconsistent production schedules due to supply shortages and lower consumer demand, changes to our customers' payment terms and the financial condition of our suppliers. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisitions
2025
In February 2025, we completed the acquisition of StoneShield Engineering ("StoneShield"), a privately held system integrator based in Castelo Branco, Portugal. StoneShield specializes in the design and development of automation technology for the wire harness industry with expertise in robotics, automated taping applications and high voltage harness assembly. Our acquisition of StoneShield has accelerated the automation of our production processes throughout our electrical distribution business, further improving our efficiency and operational excellence.
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

Operational Restructuring
In 2025, we incurred pretax restructuring costs of $253 million and related manufacturing inefficiency charges of approximately $4 million, as compared to pretax restructuring costs of $139 million and related manufacturing inefficiency charges of approximately $6 million in 2024. None of the individual restructuring actions initiated in 2025 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $36 million of additional restructuring costs related to activities initiated as of December 31, 2025, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
In June 2025, we amended our unsecured delayed-draw term loan facility (the "Term Loan") to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. As of December 31, 2025, we had $50 million outstanding under the Term Loan.
In July 2025, we amended and restated our unsecured credit agreement (the "Credit Agreement") to extend the maturity date to July 24, 2030. The Credit Agreement consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility").
For further information related to our Credit Agreement and Term Loan, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" and "— Term Loan" below and Note 5, "Debt," to the consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). As of December 31, 2025, we have repurchased, in aggregate, $5.9 billion of our outstanding common stock, at an average price of $95.01 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $775 million, which expires on December 31, 2026. In 2025, we repurchased $325 million of our outstanding common stock.
In 2025, 2024 and 2023, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
For further information related to our Repurchase Program and our quarterly cash dividends, see Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," included in this Report, "— Liquidity and Capital Resources — Capitalization" below and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2025 and 2024, we recognized net tax benefits of $34 million and $25 million, respectively, related to restructuring charges, the release of tax reserves and audit settlements at foreign subsidiaries, the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and various other items.
In 2023, we recognized net tax benefits of $35 million related to restructuring charges, the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries and various other items.

As discussed above, our results for the years ended December 31, 2025, 2024 and 2023, reflect the following items (in millions):

For the year ended December 31,	2025	2024	2023
Costs related to restructuring actions, including manufacturing inefficiencies of $4 million in 2025, $6 million in 2024 and $1 million in 2023	$257	$145	$134
Acquisition costs	—	1	1
Acquisition-related inventory fair value adjustment	—	—	2
Loss related to disposal of a non-core business	3	24	—
Disposal costs	1	—	—
Debt refinancing	1	—	—
Costs related to CrowdStrike Holdings, Inc.	—	3	—
Impairments (recoveries) related to Fisker Inc., net	(1)	15	—
Impairments (recoveries) related to Russian operations, net	(1)	(2)	2
Intangible asset impairment	—	—	2
Insurance recoveries related to typhoon in the Philippines, net of costs	—	—	(7)
Non-cash settlement loss on pension lump-sum payout	—	7	—
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	3	(2)	(2)
Favorable indirect tax ruling in a foreign jurisdiction	—	—	(1)
Loss related to affiliates, net	—	—	7
Tax benefits, net	(34)	(25)	(35)
For further information regarding these items, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Restructuring," Note 5, "Debt," Note 7, "Income Taxes," Note 8, Pension and Other Postretirement Benefit Plans," Note 12, "Legal and Other Contingencies," and Note 14, "Financial Instruments," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," included in this Report and "— Forward-Looking Statements" below.
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2025		2024		2023
Net sales
Seating	$17,283.0	74.3%	$17,222.1	73.9%	$17,548.8	74.8%
E-Systems	5,976.1	25.7	6,083.9	26.1	5,918.1	25.2
Net sales	23,259.1	100.0	23,306.0	100.0	23,466.9	100.0
Cost of sales	21,754.7	93.5	21,666.7	93.0	21,756.5	92.7
Gross profit	1,504.4	6.5	1,639.3	7.0	1,710.4	7.3
Selling, general and administrative expenses	707.6	3.0	702.5	3.0	714.7	3.0
Amortization of intangible assets	19.5	0.1	49.1	0.2	62.5	0.3
Interest expense, net	100.8	0.4	106.2	0.5	101.1	0.4
Other expense, net	51.4	0.2	48.6	0.2	54.9	0.3
Provision for income taxes	150.0	0.7	191.1	0.8	180.8	0.8
Equity in net income of affiliates	(52.0)	(0.2)	(50.0)	(0.2)	(49.3)	(0.2)
Net income attributable to noncontrolling interests	90.3	0.4	85.2	0.3	73.2	0.3
Net income attributable to Lear	$436.8	1.9%	$506.6	2.2%	$572.5	2.4%

Year Ended December 31, 2025, Compared With Year Ended December 31, 2024
Net sales were $23.3 billion in both 2025 and 2024. Lower production volumes on Lear platforms in Europe/Africa, North America and Asia (including the JLR production disruption) and the winddown and divestiture of certain businesses reduced net sales by $923 million and $302 million, respectively. These decreases were partially offset by new business in Asia and the impact of foreign exchange rate fluctuations, which increased net sales by $417 million and $223 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
2024	$21,666.7
Material cost	(62.5)
Labor cost	4.2
Depreciation	12.8
Other	133.5
2025	$21,754.7
Cost of sales in 2025 was $21.8 billion, as compared to $21.7 billion in 2024. New business and the impact of foreign exchange rate fluctuations increased cost of sales. These increases were largely offset by lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses, which reduced cost of sales.
Gross profit and gross margin were $1.5 billion and 6.5% of net sales in 2025, as compared to $1.6 billion and 7.0% of net sales in 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced gross profit by $191 million. The impact of favorable operating performance, including the benefit of restructuring actions, was largely offset by selling price reductions, higher restructuring costs, and the winddown and divestiture of certain businesses. These factors had a corresponding impact on gross margin. Although customer recoveries largely offset the impact of tariff costs on gross profit, gross margin was negatively impacted by the dilutive effect of tariff recoveries, which increased net sales without a corresponding increase in gross profit.
Selling, general and administrative expenses, including engineering and development expenses, were $708 million for the year ended December 31, 2025, as compared to $703 million for the year ended December 31, 2024. As a percentage of net sales, selling, general and administrative expenses were 3.0% in both 2025 and 2024.
Amortization of intangible assets was $20 million in 2025, as compared to $49 million in 2024, as certain of our intangible assets became fully amortized in 2024.
Interest expense, net was $101 million in 2025, as compared to $106 million in 2024.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $51 million in 2025, as compared to $49 million in 2024. In 2025, we recognized foreign exchange losses of $40 million, including $10 million related to the hyper-inflationary environment and significant currency devaluation in Argentina, a loss of $3 million related to the disposal of a non-core business and a loss of $3 million related to the impairment of an affiliate. In 2024, we recognized foreign exchange losses of $21 million, including $16 million related to the hyper-inflationary environment and significant currency devaluation in Argentina, a loss of $24 million related to the disposal of a non-core business and a settlement loss of $7 million related to a pension lump-sum payout. In 2024, we also recognized a gain of $17 million related to sales of fixed assets.
In 2025, the provision for income taxes was $150 million, representing an effective tax rate of 24.0% on pretax income before equity in net income of affiliates of $625 million. In 2024, the provision for income taxes was $191 million, representing an effective tax rate of 26.1% on pretax income before equity in net income of affiliates of $733 million.
In 2025 and 2024, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2025 and 2024, we recognized net tax benefits of $34 million and $25 million, respectively, related to restructuring charges, the release of tax reserves and audit settlements at foreign subsidiaries, the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and various other items.
For information related to our valuation allowances, see "— Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.
Equity in net income of affiliates was $52 million for the year ended December 31, 2025, as compared to $50 million for the year ended December 31, 2024.

Net income attributable to Lear was $437 million, or $8.15 per diluted share, in 2025, as compared to $507 million, or $8.97 per diluted share, in 2024. Net income and diluted net income per share decreased for the reasons described above.
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
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2025	2024
Net sales	$17,283.0	$17,222.1
Segment earnings (1)	948.8	988.5
Margin	5.5%	5.7%
(1)     See definition above.
Seating net sales were $17.3 billion for the year ended December 31, 2025, as compared to $17.2 billion for the year ended December 31, 2024, an increase of $61 million. New business and the impact of foreign exchange rate fluctuations increased net sales by $274 million and $157 million, respectively. These increases were offset by lower production volumes on Lear platforms (including the JLR production disruption) and the divestiture of certain businesses, which negatively impacted net sales by $553 million and $106 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $949 million and 5.5% in 2025, as compared to $989 million and 5.7% in 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $127 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and higher restructuring costs.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2025	2024
Net sales	$5,976.1	$6,083.9
Segment earnings (1)	186.2	247.4
Margin	3.1%	4.1%
(1)     See definition above.
E-Systems net sales were $6.0 billion for the year ended December 31, 2025, as compared to $6.1 billion for the year ended December 31, 2024, a decrease of $108 million or 2%. Lower production volumes on Lear platforms (including the JLR production disruption) and the winddown and divestiture of certain businesses reduced net sales by $347 million and $196 million, respectively. These decreases were partially offset by new business and the impact of foreign exchange rate fluctuations, which increased net sales by $148 million and $66 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $186 million and 3.1% in 2025, as compared to $247 million and 4.1% in 2024. Lower production volumes on Lear platforms (including the JLR production disruption), net of new business, reduced segment earnings by $64 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions, higher restructuring costs, and the winddown and divestiture of certain businesses.
Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2025	2024
Net sales	$—	$—
Segment earnings (1)	(357.7)	(348.2)
Margin	N/A	N/A
(1)     See definition above.
Segment earnings related to our other category were ($358) million in 2025, as compared to ($348) million in 2024.
Year Ended December 31, 2024, Compared With Year Ended December 31, 2023
For a discussion of our results of operations for the year ended December 31, 2024, compared with the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of December 31, 2025 and 2024, cash and cash equivalents of $741 million and $705 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Adequacy of Liquidity Sources
As of December 31, 2025, we had approximately $1.0 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our Credit Agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I

— Item 1A, "Risk Factors," included in this Report, "— Executive Overview" above and "— Forward-Looking Statements" below.
Cash Flows
Year Ended December 31, 2025, Compared with Year Ended December 31, 2024
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2025	2024	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$1,131	$1,213	$(82)
Net change in working capital items:
Accounts receivable	(89)	(73)	(16)
Inventories	1	77	(76)
Other current assets	(58)	11	(69)
Accounts payable	(29)	(49)	20
Accrued liabilities	8	(95)	103
Net change in working capital items	(167)	(129)	(38)
Other	125	36	89
Net cash provided by operating activities	$1,089	$1,120	$(31)

Net cash used in investing activities	$(517)	$(543)	$26

Net cash used in financing activities	$(619)	$(694)	$75
Net cash provided by operating activities was $1.1 billion in both 2025 and 2024.
Net cash used in investing activities was $517 million in 2025, as compared to $543 million in 2024. In 2025, we received proceeds of $37 million related to the sale of a non-core business. In 2025, capital spending was $562 million, as compared to $559 million in 2024. Capital spending is estimated to be approximately $660 million in 2026.
Net cash used in financing activities was $619 million in 2025, as compared to $694 million in 2024. In both 2025 and 2024, we made principal payments under our Term Loan of $50 million. In 2025, we paid $325 million for repurchases of our common stock, $165 million in dividends to Lear shareholders and $87 million in dividends to noncontrolling interest holders. In 2024, we paid $417 million for repurchases of our common stock, $174 million in dividends to Lear shareholders and $75 million in dividends to noncontrolling interest holders.
For further information regarding our 2025 and 2024 financing transactions, see "— Capitalization" below and Note 5, "Debt," and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2024, Compared with Year Ended December 31, 2023
For a discussion of our cash flows for the year ended December 31, 2024, compared with the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of December 31, 2025 and 2024, we had lines of credit from banks totaling $383 million and $343 million, respectively. As of December 31, 2025 and 2024, we had short-term debt balances outstanding related to draws on our lines of credit of $28 million and $27 million, respectively.
The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2025, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

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
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2025, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 5, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes, which have been incorporated by reference as exhibits to this Report.
Credit Agreement
In July 2025, we amended and restated our Credit Agreement to extend the maturity date to July 24, 2030. The Credit Agreement consists of a $2.0 billion Revolving Credit Facility. In connection with this transaction, we recognized a loss on the extinguishment of debt of less than $1 million and incurred related issuance costs of approximately $3 million.
In 2025, 2024 and 2023, there were no borrowings or repayments under the Revolving Credit Facility. As of December 31, 2025 and 2024, there were no borrowings outstanding under the Revolving Credit Facility.
The Credit Agreement contains various financial and other covenants, including a maximum leverage coverage ratio. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.
For further information related to our Credit Agreement, including information on pricing, covenants and events of default, see Note 5, "Debt," to the consolidated financial statements included in this Report and the Credit Agreement, which has been incorporated by reference as an exhibit to this Report.
Term Loan
In June 2025, we amended our Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, we recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $1 million.
In both 2025 and 2024, we made principal payments under the Term Loan of $50 million.
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2025, we were in compliance with all covenants under the Term Loan.

For further information related to our Term Loan, see Note 5, "Debt," to the consolidated financial statements included in this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
In 2025, 2024 and 2023, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
We expect to continue to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion. See "— Forward-Looking Statements" below and Note 5, "Debt," to the consolidated financial statements included in this Report.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 87% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. We have developed and implemented additional strategies to mitigate the impact of any such cost increases, including the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Certain of these strategies may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, have more than offset the adverse impact. However, no assurances can be provided that these costs will continue to be offset in the future. If these costs increase further, it could have an adverse impact on our operating results in the foreseeable future.
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
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt obligations and interest expense associated with debt obligations
As of December 31, 2025, we had $2.6 billion of outstanding senior unsecured notes maturing in 2027 through 2052 and $50 million outstanding under our Term Loan maturing in 2027, as well as $2.0 billion in available borrowing capacity under our Revolving Credit Facility maturing in 2030.
Interest on the Notes is due biannually at varying dates. The scheduled interest payments on the Notes are shown below (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled interest payments	$103	$103	$83	$75	$60	$888	$1,312
For further information related to our debt, see "— Capitalization — Senior Notes," "— Credit Agreement" and "— Term Loan" above and Note 5, "Debt," to the consolidated financial statements included in this Report.

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
Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment, and vehicles with future lease obligations ranging from 2026 through 2047. Maturities of undiscounted operating lease obligations are shown below (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease obligations	$194	$167	$135	$98	$79	$183	$856
For further information related to our lease obligations, see Note 6, "Leases," to the consolidated financial statements included in this Report.
Taxes
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. As of December 31, 2025, we had unrecognized tax benefits, including interest and penalties, of $49 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Pension and postretirement obligations
We have minimum funding requirements with respect to certain of our pension benefit obligations. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2026 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Required contributions to our defined benefit pension plans are expected to be approximately $7 million in 2026.
We do not fund our postretirement benefit obligations and certain of our pension benefit obligations. Rather, benefit payments are made to eligible participants as incurred. We expect benefit payments related to our unfunded pension and postretirement benefit obligations to be approximately $8 million and $4 million, respectively, in 2026.
For further information related to our pension and other postretirement benefit plans, see Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of December 31, 2025, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $14 million. In addition, as of December 31, 2025, we had recorded reserves for warranty and recall matters of $40 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 12, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
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
We utilize an income approach to estimate the fair value of each of our reporting units and a market valuation approach, where applicable, to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The market valuation approach is used, where applicable, to further support our analysis and is based on recent transactions involving comparable companies.
The annual goodwill impairment assessment is completed as of the first day of our fourth quarter. We performed a qualitative assessment for each reporting unit, except for one reporting unit within the E-Systems operating segment and one reporting unit within the Seating operating segment where quantitative analyses were performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The quantitative analyses indicated that the fair value of the respective reporting units exceeded its respective carrying value.
Income Taxes
We account for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.
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
As of December 31, 2025, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $38 million in the United States and $414 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
For further information, see "— Forward-Looking Statements" below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2025, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, and warranty and environmental remediation costs. Actual results may differ significantly from our estimates.
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
•the impact of changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities on our profitability; and
•other risks, described in Part I — Item 1A, "Risk Factors," included in this Report and in our other Securities and Exchange Commission filings.
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
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies ("transactional exposure"). Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Moroccan dirham, the Chinese renminbi and the Honduran lempira. We may mitigate a portion of this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy.
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2025	2024
Notional amount (contract maturities < 36 months)	$3,069	$3,087
Fair value	202	(154)
As of December 31, 2025 and 2024, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% adverse move in foreign currency exchange rates would result in a loss of approximately $292 million and $254 million, respectively. As of December 31, 2025 and 2024, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% favorable move in foreign currency exchange rates would result in a gain of approximately $351 million and $301 million, respectively.
As foreign currency exchange rates typically do not all move in the same direction, the estimated impact from changes in foreign currency exchange rates on the net fair value of the Company's foreign exchange contracts may be overstated. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses related to foreign exchange contracts are generally offset by the direct effects of foreign currency exchange rate movements on the underlying transactions.
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2025, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lear Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Lear Corporation and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 13, 2026

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$1,033.0	$1,052.9
Accounts receivable	3,902.8	3,589.3
Inventories	1,693.2	1,601.1
Other	1,034.0	940.8
Total current assets	7,663.0	7,184.1
Long-Term Assets:
Property, plant and equipment, net	2,913.1	2,833.4
Goodwill	1,777.8	1,699.2
Other	2,489.2	2,310.8
Total long-term assets	7,180.1	6,843.4
Total assets	$14,843.1	$14,027.5
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$27.9	$26.7
Accounts payable and drafts	3,416.5	3,250.5
Accrued liabilities	2,219.0	2,167.6
Current portion of long-term debt	3.7	2.2
Total current liabilities	5,667.1	5,447.0
Long-Term Liabilities:
Long-term debt	2,711.5	2,733.3
Other	1,263.5	1,246.2
Total long-term liabilities	3,975.0	3,979.5
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of December 31, 2025 and 2024	0.6	0.6
Additional paid-in capital	1,111.1	1,077.4
Common stock held in treasury, 13,924,658 and 10,993,851 shares as of December 31, 2025 and 2024, respectively, at cost	(1,721.3)	(1,423.6)
Retained earnings	6,189.0	5,931.0
Accumulated other comprehensive loss	(544.3)	(1,133.7)
Lear Corporation shareholders' equity	5,035.1	4,451.7
Noncontrolling interests	165.9	149.3
Equity	5,201.0	4,601.0
Total liabilities and equity	$14,843.1	$14,027.5
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2025	2024	2023
Net sales	$23,259.1	$23,306.0	$23,466.9
Cost of sales	21,754.7	21,666.7	21,756.5
Selling, general and administrative expenses	707.6	702.5	714.7
Amortization of intangible assets	19.5	49.1	62.5
Interest expense, net	100.8	106.2	101.1
Other expense, net	51.4	48.6	54.9
Consolidated income before provision for income taxes and equity in net income of affiliates	625.1	732.9	777.2
Provision for income taxes	150.0	191.1	180.8
Equity in net income of affiliates	(52.0)	(50.0)	(49.3)
Consolidated net income	527.1	591.8	645.7
Less: Net income attributable to noncontrolling interests	90.3	85.2	73.2
Net income attributable to Lear	$436.8	$506.6	$572.5

Basic net income per share attributable to Lear	$8.22	$9.02	$9.73

Diluted net income per share attributable to Lear	$8.15	$8.97	$9.68

Average common shares outstanding	53,168,252	56,140,962	58,830,334

Average diluted shares outstanding	53,590,776	56,476,105	59,116,375
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2025	2024	2023
Consolidated net income	$527.1	$591.8	$645.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(9.6)	16.2	(11.6)
Derivative instruments and hedging activities	279.9	(241.6)	74.5
Foreign currency translation adjustments	324.3	(222.9)	50.9
Total other comprehensive income (loss)	594.6	(448.3)	113.8
Consolidated comprehensive income	1,121.7	143.5	759.5
Less: Comprehensive income attributable to noncontrolling interests	95.5	81.8	70.7
Comprehensive income attributable to Lear	$1,026.2	$61.7	$688.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2022	$0.6	$1,023.1	$(753.9)	$5,214.1
Comprehensive income (loss):
Net income	—	—	—	572.5
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	572.5
Stock-based compensation	—	67.5	—	—
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	(40.1)	25.3	(1.0)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	(316.0)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—
Balance as of December 31, 2023	$0.6	$1,050.5	$(1,044.6)	$5,601.1
Comprehensive income (loss):
Net income	—	—	—	506.6
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	506.6
Stock-based compensation	—	64.4	—	—
Net issuances of 176,789 shares held in treasury in settlement of stock-based compensation	—	(37.5)	24.9	(2.0)
Repurchases of 3,578,167 shares of common stock at an average price of $111.81 per share	—	—	(403.9)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(174.7)
Dividends declared to noncontrolling interests	—	—	—	—
Balance as of December 31, 2024	$0.6	$1,077.4	$(1,423.6)	$5,931.0
Comprehensive income (loss):
Net income	—	—	—	436.8
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	436.8
Stock-based compensation	—	66.2	—	—
Net issuances of 204,653 shares held in treasury in settlement of stock-based compensation	—	(32.5)	30.6	(10.6)
Repurchases of 3,135,460 shares of common stock at an average price of $103.71 per share	—	—	(328.3)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(168.2)
Dividends declared to noncontrolling interests	—	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—
Affiliate transaction	—	—	—	—
Balance as of December 31, 2025	$0.6	$1,111.1	$(1,721.3)	$6,189.0
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance as of December 31, 2022	$(95.7)	$33.4	$(742.8)	$4,678.8	$151.5	$4,830.3
Comprehensive income (loss):
Net income	—	—	—	572.5	73.2	645.7
Other comprehensive income (loss)	(11.6)	74.5	53.4	116.3	(2.5)	113.8
Total comprehensive income (loss)	(11.6)	74.5	53.4	688.8	70.7	759.5
Stock-based compensation	—	—	—	67.5	—	67.5
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.8)	—	(15.8)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	—	(316.0)	—	(316.0)
Dividends declared to Lear Corporation shareholders	—	—	—	(184.5)	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—	(80.4)	(80.4)
Balance as of December 31, 2023	$(107.3)	$107.9	$(689.4)	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	—	—	—	506.6	85.2	591.8
Other comprehensive income (loss)	16.2	(241.6)	(219.5)	(444.9)	(3.4)	(448.3)
Total comprehensive income (loss)	16.2	(241.6)	(219.5)	61.7	81.8	143.5
Stock-based compensation	—	—	—	64.4	—	64.4
Net issuances of 176,789 shares held in treasury in settlement of stock-based compensation	—	—	—	(14.6)	—	(14.6)
Repurchases of 3,578,167 shares of common stock at an average price of $111.81 per share	—	—	—	(403.9)	—	(403.9)
Dividends declared to Lear Corporation shareholders	—	—	—	(174.7)	—	(174.7)
Dividends declared to noncontrolling interests	—	—	—	—	(74.3)	(74.3)
Balance as of December 31, 2024	$(91.1)	$(133.7)	$(908.9)	$4,451.7	$149.3	$4,601.0
Comprehensive income (loss):
Net income	—	—	—	436.8	90.3	527.1
Other comprehensive income (loss)	(9.6)	279.9	319.1	589.4	5.2	594.6
Total comprehensive income (loss)	(9.6)	279.9	319.1	1,026.2	95.5	1,121.7
Stock-based compensation	—	—	—	66.2	—	66.2
Net issuances of 204,653 shares held in treasury in settlement of stock-based compensation	—	—	—	(12.5)	—	(12.5)
Repurchases of 3,135,460 shares of common stock at an average price of $103.71 per share	—	—	—	(328.3)	—	(328.3)
Dividends declared to Lear Corporation shareholders	—	—	—	(168.2)	—	(168.2)
Dividends declared to noncontrolling interests	—	—	—	—	(86.3)	(86.3)
Contribution from noncontrolling interest holder	—	—	—	—	2.1	2.1
Affiliate transaction	—	—	—	—	5.3	5.3
Balance as of December 31, 2025	$(100.7)	$146.2	$(589.8)	$5,035.1	$165.9	$5,201.0
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2025	2024	2023
Cash Flows from Operating Activities:
Consolidated net income	$527.1	$591.8	$645.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(52.0)	(50.0)	(49.3)
Impairment charges	64.1	10.5	29.3
Deferred tax benefit	(117.0)	(56.9)	(58.8)
Depreciation and amortization	604.1	620.7	604.4
Stock-based compensation	66.2	64.4	67.5
Net change in recoverable customer engineering, development and tooling	74.8	(17.7)	(42.3)
Net change in working capital items (see below)	(167.2)	(128.8)	44.8
Changes in other long-term assets	15.7	—	6.5
Changes in other long-term liabilities	31.6	25.2	17.2
Non-cash loss on disposal of a non-core business	2.7	24.4	—
Other, net	38.7	36.5	(15.7)
Net cash provided by operating activities	1,088.8	1,120.1	1,249.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(561.6)	(558.7)	(626.5)
Acquisitions, net of cash acquired	—	(0.8)	(174.5)
Other, net	44.8	16.5	39.5
Net cash used in investing activities	(516.8)	(543.0)	(761.5)
Cash Flows from Financing Activities:
Short-term borrowings, net	—	—	17.7
Term loan repayments	(50.0)	(50.0)	—
Term loan borrowings	—	—	150.0
Repurchases of common stock	(325.2)	(416.7)	(296.5)
Dividends paid to Lear Corporation shareholders	(164.8)	(173.7)	(181.9)
Dividends paid to noncontrolling interests	(86.9)	(74.8)	(78.7)
Other, net	8.4	21.3	(30.1)
Net cash used in financing activities	(618.5)	(693.9)	(419.5)
Effect of foreign currency translation	26.4	(26.3)	12.8
Net Change in Cash, Cash Equivalents and Restricted Cash	(20.1)	(143.1)	81.1
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,055.4	1,198.5	1,117.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,035.3	$1,055.4	$1,198.5
Changes in Working Capital Items:
Accounts receivable	$(89.3)	$(72.8)	$(148.3)
Inventories	0.9	76.9	(117.9)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of IGB to settle pre-existing accounts payable)	(28.7)	(48.8)	162.4
Accrued liabilities and other	(50.1)	(84.1)	148.6
Net change in working capital items	$(167.2)	$(128.8)	$44.8
Supplementary Disclosure:
Cash paid for interest	$114.1	$115.7	$112.2
Cash paid for income taxes, net of refunds received of $29.5 million in 2025, $24.1 million in 2024 and $15.7 million in 2023	$276.8	$267.5	$217.6
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
(2) Summary of Significant Accounting Policies
Consolidation
Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 4, "Investments in Affiliates and Other Related Party Transactions").
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
Accounts Receivable
The Company records accounts receivable at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The Company's customers are the world's major automotive manufacturers. Generally, the Company does not require collateral for its accounts receivable.
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2025 and 2024, accounts receivable are reflected net of reserves of $28.4 million and $27.3 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2025.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of inventories is shown below (in millions):

December 31,	2025	2024
Raw materials	$1,254.6	$1,206.7
Work-in-process	129.0	124.3
Finished goods	518.8	477.0
Reserves	(209.2)	(206.9)
Inventories	$1,693.2	$1,601.1
Engineering and Development ("E&D") and Tooling Costs
In 2025, the Company incurred E&D costs of $598.7 million, including $377.7 million (or 2% of related sales) in its Seating segment, $215.4 million (or 4% of related sales) in its E-Systems segment and $5.6 million at its headquarters location.
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
During 2025 and 2024, the Company capitalized $281.7 million and $298.0 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2025 and 2024, the Company also capitalized $107.0 million and $173.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. During 2025 and 2024, the Company collected $470.4 million and $450.4 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2025	2024
Current	$190.8	$248.3
Long-term	149.1	141.6
Recoverable customer E&D and tooling	$339.9	$389.9
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company's customers, are recorded in cost of sales as incurred and totaled $146.1 million, $153.3 million and $138.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $170.9 million, $183.5 million and $180.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 15 years

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of property, plant and equipment is shown below (in millions):

December 31,	2025	2024
Land	$102.9	$98.6
Buildings and improvements	1,004.0	898.3
Machinery and equipment	5,984.9	5,485.2
Construction in progress	355.3	335.8
Total property, plant and equipment	7,447.1	6,817.9
Less – accumulated depreciation	(4,534.0)	(3,984.5)
Net property, plant and equipment	$2,913.1	$2,833.4
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $584.6 million, $571.6 million and $541.9 million, respectively. As of December 31, 2025, 2024 and 2023, capital expenditures recorded in accounts payable totaled $131.3 million, $158.4 million and $133.1 million, respectively.
Assets Held for Sale
As of December 31, 2025 and 2024, the Company has assets classified as held for sale of $3.3 million and $47.4 million, respectively. The criteria for classification as held for sale have been met, as management is committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and the assets are being marketed at a price that is reasonable in relation to their current fair value.
As of December 31, 2024, $42.0 million of the assets held for sale relate to the then-pending disposal of a non-core business in the Company's Seating segment. The assets held for sale were measured at the lower of their carrying amount or fair value less costs to sell. The carrying value of the net asset disposal group was $66.4 million. A loss of $24.4 million was recognized as the carrying value exceeded the fair value less costs to sell. The loss is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2024.
The sale was completed in the first quarter of 2025. Accordingly, the assets classified as held from sale have been removed from the accompanying consolidated balance sheet as of December 31, 2025. For the year ended December 31, 2025, an incremental loss of $2.7 million on the disposal of the non-core business was recognized to reflect adjustments to the carrying values of the assets and transaction expenses. The loss is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2025. Proceeds from the sale of $36.5 million are included in cash flows from investing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2025.
The remaining assets held for sale as of December 31, 2025 and 2024, are primarily buildings and improvements.
The classification of assets held for sale is shown below (in millions):

December 31,	2025	2024
Other current assets	$3.3	$59.3
Accrued liabilities	—	11.9
Net assets held for sale	$3.3	$47.4
Assets held for sale by segment is shown below (in millions):

December 31,	2025	2024
Seating	$0.5	$45.3
E-Systems	2.8	2.1
Net assets held for sale	$3.3	$47.4
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
The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach, where applicable, to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of the Company's estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. The Company's weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The market valuation approach is used, where applicable, to further support the Company's analysis and is based on recent transactions involving comparable companies.
The annual goodwill impairment assessment is completed as of the first day of the Company's fourth quarter. The Company performed a qualitative assessment for each reporting unit, except for one reporting unit within the E-Systems operating segment and one reporting unit within the Seating operating segment where quantitative analyses were performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The goodwill of the E-Systems and Seating reporting units where quantitative analyses were performed account for 16.1% and 58.5%, respectively, of the Company's total goodwill. The quantitative analyses indicated that the fair value of each of the two reporting units exceeded its respective carrying value.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2025, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2023	$1,341.5	$396.4	$1,737.9
Acquisition	3.3	—	3.3
Then-pending disposal of a non-core business (classified as held for sale)	(11.7)	—	(11.7)
Foreign currency translation and other	(27.2)	(3.1)	(30.3)
Balance as of December 31, 2024	1,305.9	393.3	1,699.2
Foreign currency translation and other	69.3	9.3	78.6
Balance as of December 31, 2025	$1,375.2	$402.6	$1,777.8
Intangible Assets
As of December 31, 2025, intangible assets consist primarily of certain intangible assets recorded in connection with the Company's acquisitions. These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2025, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$222.0	$(130.3)	$91.7	14
Technology	27.7	(9.6)	18.1	12
Other	0.4	(0.3)	0.1	5
Balance as of December 31, 2025	$250.1	$(140.2)	$109.9	13
A summary of intangible assets as of December 31, 2024, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$199.5	$(104.1)	$95.4	14
Technology	25.7	(6.2)	19.5	11
Other	0.4	(0.3)	0.1	5
Balance as of December 31, 2024	$225.6	$(110.6)	$115.0	13
In 2024, intangible assets with a gross carrying value of $325.6 million became fully amortized and are no longer included in the gross carrying value or accumulated amortization as of December 31, 2025 and 2024. In 2024, intangible assets with a net carrying value of $21.0 million were classified as held for sale in connection with the then-pending disposal of a non-core business.
Excluding the impact of any future acquisitions, the Company's estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2026	$19.5
2027	18.8
2028	17.9
2029	16.7
2030	12.3
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized fixed asset impairment charges of $38.7 million, $2.9 million and $5.1 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). For the years ended December 31, 2025, 2024 and 2023, the Company recognized additional fixed asset impairment charges of $15.2 million, $4.4 million and $6.3 million, respectively. For the year ended December 31, 2025, fixed asset impairment charges of $4.9 million and $49.0 million were recorded in the Seating and E-Systems segments, respectively. Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2025, 2024 and 2023.
In 2023, the Company recognized impairment charges of $1.9 million related to certain definite-lived intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying consolidated statement of income for the year ended December 31, 2023.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For information related to impairments of right-of-use assets, see Note 6, "Leases."
Impairment of Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. For the years ended December 31, 2025 and 2023, the Company recognized impairment charges of $2.6 million and $7.0 million, respectively, related to its investments in affiliates. The impairment charges are included in other expense, net in the accompanying consolidated statements of income for the years ended December 31, 2025 and 2023. There were no impairment charges recognized related to the Company's investments in affiliates for the year ended December 31, 2024.
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2025 and 2024, is shown below (in millions):

December 31,	2025	2024
Compensation and employee benefits	$515.0	$429.5
Income and other taxes payable	356.7	354.6
Current portion of lease obligations	169.4	152.6
Current portion of restructuring accrual	72.3	81.1
Other	1,105.6	1,149.8
Accrued liabilities	$2,219.0	$2,167.6
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. Revenue recognized related to prior years represented approximately 1% of consolidated net sales during the years ended December 31, 2025, 2024 and 2023. The Company's

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2025 and 2024, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the years ended December 31, 2025, 2024 and 2023.
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
Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Other expense	$71.0	$77.0	$83.7
Other income	(19.6)	(28.4)	(28.8)
Other expense, net	$51.4	$48.6	$54.9
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Effective January 1, 2025, Accounting Standards Update ("ASU") 2023-09, "Improvements to Income Tax Disclosures," requires disclosure of specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that meet a quantitative threshold. The update also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold. Adoption of the update modified the Company's financial statement disclosures but did not have a significant impact on its consolidated financial statements.
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
For the years ended December 31, 2025, 2024 and 2023, other expense, net includes net foreign currency transaction losses of $39.8 million, $21.4 million and $53.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, net foreign currency transaction losses include $10.3 million, $16.1 million and $30.6 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2025	2024	2023
Net income attributable to Lear	$436.8	$506.6	$572.5

Average common shares outstanding	53,168,252	56,140,962	58,830,334
Dilutive effect of common stock equivalents	422,524	335,143	286,041
Average diluted shares outstanding	53,590,776	56,476,105	59,116,375

Basic net income per share attributable to Lear	$8.22	$9.02	$9.73

Diluted net income per share attributable to Lear	$8.15	$8.97	$9.68
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
The Seating segment consists of the design, development, engineering and manufacture of complete seat systems and key seat components. The Company's capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to its customers. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Thermal comfort systems are facilitated by the Company's seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
The E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including battery disconnect units ("BDUs"); and low-voltage power distribution products and electronic controllers.
•Electrical distribution and connection systems utilize low-voltage and high-voltage wire and high-speed data cables to connect networks' electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery interface connection systems.
•High-voltage power distribution products control the flow and distribution of high-voltage power throughout electric and hybrid vehicles and include BDUs, which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles.
•Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules, and smart and passive power distribution modules. The Company's software offerings include embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced our electronic hardware together with the software that we integrate and embed in it.
The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, including intersegment revenues and cost of sales, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

information technology, corporate finance, legal, executive administration and human resources. Such costs are reflected in the operating segment results to the extent they are directly attributable to an operating segment.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2025, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"), restructuring accruals (Note 3, "Restructuring"), deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"), pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans") and accruals related to legal, warranty and environmental matters (Note 12, "Legal and Other Contingencies"). Actual results may differ significantly from the Company's estimates.
(3) Restructuring
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

For the year ended December 31,	2025	2024	2023
Employee termination benefits	$194.7	$129.0	$119.2
Asset impairments
Property, plant and equipment	38.7	2.9	5.1
Right-of-use assets	7.6	2.3	10.9
Contract termination costs	4.9	3.7	5.7
Other related net costs	7.2	1.0	(8.2)
	$253.1	$138.9	$132.7
Restructuring charges by income statement account are shown below (in millions):

For the year ended December 31,	2025	2024	2023
Cost of sales	$224.9	$133.1	$130.2
Selling, general and administrative expenses	31.0	19.3	20.7
Other income, net	(2.8)	(13.5)	(18.2)
	$253.1	$138.9	$132.7
Restructuring charges by operating segment are shown below (in millions):

For the year ended December 31,	2025	2024	2023
Seating	$146.1	$100.8	$99.5
E-Systems	98.3	30.1	30.5
Other	8.7	8.0	2.7
	$253.1	$138.9	$132.7
The Company expects to incur approximately $23 million and approximately $13 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2025, and expects that the components of such costs will be consistent with its historical experience.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

	2025	2024
Balance as of January 1,	$100.0	$121.6
Provision for employee termination benefits	194.7	129.0
Payments, utilizations and foreign currency	(203.7)	(150.6)
Balance as of December 31,	$91.0	$100.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Investments in Affiliates and Other Related Party Transactions
The Company's beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2025	2024	2023
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Beijing Lear Hyundai Transys Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Shenyang Jinbei Lear Automotive Seating Co. Ltd. (China)	49	49	49
Hyundai Transys Lear Automotive India Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
Trucks Venture Fund 2, L.P.	8	8	7
Maniv Mobility II A, L.P.	7	7	7
Autotech Fund II, L.P.	3	3	3
Shenzhen Shinry Lear Electric Control Technology Co., Ltd. (China)	—	—	49
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, is shown below (unaudited; in millions):

December 31,	2025	2024
Balance sheet data:
Current assets	$1,985.4	$1,673.8
Non-current assets	292.7	263.6
Current liabilities	1,541.4	1,280.1
Non-current liabilities	25.7	15.6

For the year ended December 31,	2025	2024	2023
Income statement data:
Net sales	$3,007.0	$2,980.3	$2,676.9
Gross profit	145.6	163.9	149.7
Income before provision for income taxes	152.9	152.0	116.7
Net income attributable to affiliates	128.9	116.8	82.2
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2025	2024
Aggregate investment in affiliates	$232.4	$220.5
Receivables due from affiliates (including notes and advances)	199.1	210.2
Payables due to affiliates	3.7	5.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Sales to affiliates	$660.9	$744.6	$654.6
Purchases from affiliates	16.3	12.5	2.1
Management and other fees for services provided to affiliates	34.3	28.9	32.7
Dividends received from affiliates	36.2	44.5	21.7
The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method as the Company's beneficial ownership interests in these entities are similar to partnership interests.
(5) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2025 and 2024, the Company had lines of credit from banks totaling $382.5 million and $342.5 million, respectively. As of December 31, 2025 and 2024, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.9 million and $26.7 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2025
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$50.0	$—	$—	$50.0	4.772%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(0.7)	(0.7)	548.6	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.1)	(0.4)	373.5	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.2)	(0.3)	348.5	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(1.9)	(0.5)	347.6	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.2)	11.7	631.5	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.4)	(0.5)	346.1	3.558%
Other	69.4	—	—	69.4	N/A
	$2,719.4	$(13.5)	$9.3	2,715.2
Less — Current portion				(3.7)
Long-term debt				$2,711.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31,	2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$100.0	$(0.3)	$—	$99.7	5.835%
2027 Notes	550.0	(1.2)	(1.1)	547.7	3.885%
2029 Notes	375.0	(1.4)	(0.5)	373.1	4.288%
2030 Notes	350.0	(1.5)	(0.4)	348.1	3.525%
2032 Notes	350.0	(2.2)	(0.6)	347.2	2.624%
2049 Notes	625.0	(5.4)	12.2	631.8	5.103%
2052 Notes	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.9	—	—	41.9	N/A
	$2,741.9	$(15.5)	$9.1	2,735.5
Less — Current portion				(2.2)
Long-term debt				$2,733.3
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
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2025, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In July 2025, the Company amended and restated its unsecured credit agreement (the "Credit Agreement") to extend the maturity date to July 24, 2030. The Credit Agreement consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility"). In connection with this transaction, the Company recognized a loss on the extinguishment of debt of $0.3 million, which is included in other expense, net in the accompanying consolidated statement of income for year ended December 31, 2025, and incurred related issuance costs of $3.2 million, which are included in other financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2025.
In 2025, 2024 and 2023, there were no borrowings or repayments under the Revolving Credit Facility. As of December 31, 2025 and 2024, there were no borrowings outstanding under the Revolving Credit Facility.
Advances under the Revolving Credit Facility generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of December 31, 2025, the ranges and rates are as follows (in percentages):

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of December 31, 2025	Minimum	Maximum	Rate as of December 31, 2025
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
The facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Term Loan
As of December 31, 2025 and 2024, the Company had $50.0 million and $100.0 million, respectively, outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"). In June 2025, the Company amended the Term Loan to extend the maturity date to September 30, 2027, and reduce the pricing across the grid. In connection with this transaction, the Company recognized a loss on the extinguishment of debt and incurred related issuance costs totaling $0.5 million, which is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2025.
In both 2025 and 2024, the Company made principal payments under the Term Loan of $50.0 million.
Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 0.875% to 1.375%. As of December 31, 2025, the interest rate was 4.772%.
Covenants
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2025, the Company was in compliance with all covenants under the Term Loan.
Other
As of December 31, 2025 and 2024, other long-term debt, including the current portion, consisted of amounts outstanding under unsecured working capital loans and finance lease agreements.
(6) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2025	2024
Right-of-use assets under operating leases:
Other long-term assets	$722.4	$699.8
Lease obligations under operating leases:
Accrued liabilities	$169.4	$152.6
Other long-term liabilities	594.9	582.5
	$764.3	$735.1
Maturities of lease obligations as of December 31, 2025, are shown below (in millions):

2026	$193.9
2027	167.3
2028	134.5
2029	97.9
2030	79.0
Thereafter	183.0
Total undiscounted cash flows	855.6
Less: Imputed interest	(91.3)
Lease obligations under operating leases	$764.3
In 2025, the Company entered into an operating lease with a lease term of fifteen years that is expected to commence in the fourth quarter of 2026. The right-of-use asset and related lease obligation are expected to be approximately $11 million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$172.6	$171.1	$181.6
Operating cash flows:
Cash paid related to operating lease obligations	$199.9	$195.4	$183.2
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Operating lease expense	$196.1	$190.7	$182.9
Short-term lease expense	22.4	20.0	20.7
Variable lease expense	10.5	8.0	9.7
Total lease expense	$229.0	$218.7	$213.3
For the year ended December 31, 2025, the Company incurred $42.7 million related to usage-based employee transportation costs.
The Company's short-term lease expense excludes leases with a duration of one month or less.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease expense in these arrangements is not material.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized impairment charges of $7.6 million, $2.3 million and $10.9 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 3, "Restructuring"). For the year ended December 31, 2024, the Company recognized additional right-of-use asset impairment charges of $0.9 million. The impairment charges are included in cost of sales in the accompanying consolidated statements of income.
The weighted average lease term and discount rate for operating leases as of December 31, 2025, are shown below:

Weighted average remaining lease term	Six years
Weighted average discount rate	3.9%
For the year ended December 31, 2023, the Company recognized net gains of $11.3 million on the sale of facilities that were subsequently leased back under short-term leases. The gains are included in other expense, net in the accompanying consolidated statement of income.
The Company is party to finance lease agreements, which are not material to the accompanying consolidated financial statements (Note 5, "Debt").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$(105.9)	$(31.7)	$59.9
Foreign	731.0	764.6	717.3
	$625.1	$732.9	$777.2
Current income tax expense:
U.S. federal	$50.8	$37.6	$40.7
U.S. state and local	8.1	2.4	2.3
Foreign	208.1	208.0	196.6
Total current income tax expense	$267.0	$248.0	$239.6
Deferred income tax expense (benefit):
U.S. federal	$(97.7)	$(66.0)	$(26.7)
U.S. state and local	(10.7)	(4.6)	(2.7)
Foreign	(8.6)	13.7	(29.4)
Total deferred income tax benefit:	$(117.0)	$(56.9)	$(58.8)
Provision for income taxes	$150.0	$191.1	$180.8
The U.S. federal current income tax expense includes foreign withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries. In 2025, 2024 and 2023, the provision for income taxes includes the benefit of prior unrecognized net operating loss carryforwards of $3.3 million, $5.1 million and $8.0 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Effective January 1, 2025, the Company adopted ASU 2023-09, "Improvements to Income Tax Disclosures," on a prospective basis. In accordance with the categories required by the update, the reconciliation between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions and as a percentage of pretax income):

For the year ended December 31,	2025
Provision for income taxes at U.S. federal statutory income tax rate	$131.3	21.0%
Domestic federal tax effects -
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credit	2.1	0.3
Foreign-derived intangible income	(32.2)	(5.2)
Impact of foreign branches, net of tax credits	2.3	0.4
Foreign tax credits - other	(35.5)	(5.7)
Other	(0.4)	(0.1)
Tax credits
Research and development tax credits	(12.1)	(1.9)
Changes in valuation allowances	1.9	0.3
Nondeductible compensation	9.5	1.5
Domestic state and local income tax, net of federal income tax effect (1)	(2.6)	(0.4)
Other reconciling items	(4.2)	(0.7)
Foreign tax effects -
China
Withholding taxes	32.0	5.1
Other	(0.6)	(0.1)
Germany
Effect of changes in tax laws or rates enacted in the current period	9.9	1.6
Change in valuation allowance	6.7	1.1
Other	(4.3)	(0.7)
Mexico
Statutory tax rate difference	14.0	2.2
Change in valuation allowance	7.1	1.1
Other	(2.8)	(0.4)
Other jurisdictions
Withholding taxes	34.4	5.6
Other	(7.7)	(1.2)
Global changes in unrecognized tax benefits	1.2	0.2
Consolidated provision for income taxes	$150.0	24.0%
(1)     Michigan and Illinois contribute the majority of this tax effect.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2024	2023
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$153.9	$163.2
Differences in income taxes on foreign earnings, losses and remittances	54.3	43.2
Valuation allowance adjustments (1)	(4.7)	(3.3)
Research and development and other tax credits (2)	4.7	(15.9)
FDII deduction	(17.8)	(20.1)
U.S. tax impact of foreign earnings (3)	(12.4)	3.4
Tax audits and assessments	1.1	1.5
Other	12.0	8.8
Provision for income taxes	$191.1	$180.8
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
For the years ended December 31, 2025, 2024 and 2023, income in foreign jurisdictions with tax holidays was $53.3 million, $64.5 million and $48.4 million, respectively. Such tax holidays generally expire from 2025 through 2036.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2025	2024
Deferred income tax assets (liabilities):
Tax loss carryforwards	$424.2	$385.2
Tax credit carryforwards	156.2	225.8
Retirement benefit plans	22.6	20.9
Accrued liabilities	299.2	257.1
Current asset basis differences	59.7	57.2
Long-term asset basis differences (1)	43.3	23.8
Deferred compensation	30.8	29.3
Capitalized engineering, research and development	402.1	251.7
Undistributed earnings of foreign subsidiaries	(95.5)	(92.8)
Derivative instruments and hedging activities	(39.2)	29.9
Other	2.3	—
Net deferred income tax asset before valuation allowance	1,305.7	1,188.1
Valuation allowance	(451.7)	(399.4)
Net deferred income tax asset	$854.0	$788.7
(1)    Included in the long-term asset basis differences for the years ended December 31, 2025 and 2024, are deferred tax assets of $133.0 million and $132.0 million, respectively, related to lease obligations and deferred tax liabilities of $133.0 million and $132.0 million, respectively, related to right-of-use assets.
As of December 31, 2025 and 2024, the valuation allowance with respect to the Company's deferred tax assets was $451.7 million and $399.4 million, respectively, a net increase of $52.3 million.
Valuation allowances are determined separately for each tax-paying component (i.e., individual entity or group of entities that are consolidated for tax purposes) in each tax jurisdiction. A valuation allowance is established to reduce a deferred tax asset to the amount expected to be realized when management considers it more likely than not that all, or a portion of, a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is based on an evaluation of

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

positive and negative evidence, such as cumulative losses in recent years. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2025, the Company continues to maintain a U.S. valuation allowance of $38.0 million, primarily related to U.S. state and local deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $413.7 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2025	2024
Long-term deferred income tax assets	$964.7	$896.4
Long-term deferred income tax liabilities	(110.7)	(107.7)
Net deferred income tax asset	$854.0	$788.7
As of December 31, 2025, deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2025, the Company had tax loss carryforwards of $1.8 billion. Of the total tax loss carryforwards, $1.6 billion have no expiration date, and $213.6 million expire between 2026 and 2042. In addition, the Company had tax credit carryforwards of $156.2 million, comprised principally of U.S. research and development credits of $143.2 million that expire between 2029 and 2045 and other tax credits primarily in international jurisdictions of $13.0 million that generally expire between 2026 and 2043.
As of December 31, 2025, 2024 and 2023, the Company's gross unrecognized tax benefits were $36.9 million, $34.0 million and $33.1 million (excluding interest and penalties), respectively, which are recorded in other long-term liabilities in the accompanying consolidated balance sheets. All of the Company's gross unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Balance at beginning of period	$34.0	$33.1	$32.7
Additions based on tax positions related to current year	6.3	6.6	5.1
Statute expirations	(4.7)	(4.9)	(5.1)
Foreign currency translation	1.3	(0.8)	0.4
Balance at end of period	$36.9	$34.0	$33.1
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2025, 2024 and 2023, the Company had recorded gross reserves of $11.9 million, $10.9 million and $11.6 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company's effective tax rate.
The Company considers its significant tax jurisdictions to include China, Germany, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2020. Further, the Company or its subsidiaries remain subject to income tax examinations in Spain for years after 2007, in Mexico for years after 2017, in Germany for years after 2018, in China and Morocco for years after 2019, in the United Kingdom for years after 2021, and in the United States generally for years after 2023.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of income taxes paid, net of refunds, is shown below (in millions):

For the year ended December 31,	2025
Federal	$(0.3)
State	4.5
Foreign
Canada	17.6
China	113.4
Czech Republic	15.1
India	14.5
Mexico	45.3
All other foreign	66.7
$276.8
2025 Budget Reconciliation Bill
In July 2025, the 2025 Budget Reconciliation Act or H.R. 1 (the "Act") was signed into law. The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Act did not have a significant impact on the Company's 2025 consolidated financial statements. Further, the Act is not expected to have a significant impact on the Company's 2026 consolidated financial statements, based on the guidance issued to date.
Excise Taxes
For the year ended December 31, 2025, 2024 and 2023, the Company incurred $3.1 million, $3.8 million and $2.9 million, respectively, of excise taxes on its share repurchases, which is included in repurchases of shares of common stock in the accompanying consolidated statements of equity.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2025 and 2024, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$328.1	$341.0	$405.3	$373.8	$27.9	$14.7	$29.1	$15.7
Service cost	—	4.2	—	4.1	—	—	—	—
Interest cost	17.9	15.4	20.4	15.4	1.5	0.7	1.4	0.7
Actuarial (gains) losses	12.7	(12.2)	(22.6)	(4.1)	1.6	1.6	0.1	1.1
Benefits paid	(22.3)	(24.2)	(22.3)	(23.4)	(3.0)	(1.2)	(2.7)	(1.6)
Benefits paid - lump-sum payout (1)	—	—	(52.7)	—	—	—	—	—
Curtailment	—	—	—	(0.6)	—	—	—	—
Translation adjustment	—	23.1	—	(24.2)	—	0.6	—	(1.2)
Benefit obligation at end of period	$336.4	$347.3	$328.1	$341.0	$28.0	$16.4	$27.9	$14.7
(1)     See lump-sum payout below.
Actuarial (gains) losses
As of December 31, 2025, the increase in the U.S. pension benefit obligation attributable to actuarial losses primarily relates to a decrease in the discount rate, and to a lesser extent, changes in mortality assumptions. The decrease in the foreign pension benefit obligation attributable to actuarial gains primarily relates to increases in discount rates. As of December 31, 2025, the increase in the U.S. other postretirement benefit obligation attributable to actuarial losses primarily relates to a decrease in the discount rate, and to a lesser extent, changes in mortality assumptions. The increase in the foreign other postretirement benefit obligation attributable to actuarial losses primarily relates to demographic and claims cost updates, partially offset by an increase in the discount rate.
As of December 31, 2024, the decrease in the U.S. pension benefit obligation attributable to actuarial gains primarily relates to an increase in the discount rate. The decrease in the foreign pension benefit obligation attributable to actuarial gains primarily relates to increases in discount rates and changes in demographics, partially offset by changes in mortality assumptions. As of December 31, 2024, the increase in the U.S. other postretirement benefit obligation attributable to actuarial losses primarily relates to the plans' biennial valuation update, offset by an increase in the discount rate. The increase in the foreign other postretirement benefit obligation attributable to actuarial losses primarily relates to changes in mortality assumptions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2025 and 2024, and the funded status as of December 31, 2025 and 2024, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$305.1	$304.0	$368.2	$331.0	$—	$—	$—	$—
Actual return on plan assets	19.7	8.6	9.7	14.5	—	—	—	—
Employer contributions	5.6	6.6	2.2	4.6	3.0	1.2	2.7	1.6
Benefits paid	(22.3)	(24.2)	(22.3)	(23.4)	(3.0)	(1.2)	(2.7)	(1.6)
Benefits paid - lump-sum payout (1)	—	—	(52.7)	—	—	—	—	—
Translation adjustment	—	15.9	—	(22.7)	—	—	—	—
Fair value of plan assets at end of period	308.1	310.9	305.1	304.0	—	—	—	—

Funded status	$(28.3)	$(36.4)	$(23.0)	$(37.0)	$(28.0)	$(16.4)	$(27.9)	$(14.7)
(1)     See lump-sum payout below.
A summary of amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$0.4	$73.4	$3.0	$65.5	$—	$—	$—	$—
Accrued liabilities	(1.9)	(4.3)	(1.8)	(3.6)	(2.6)	(1.3)	(2.6)	(1.2)
Other long-term liabilities	(26.8)	(105.5)	(24.2)	(98.9)	(25.4)	(15.1)	(25.3)	(13.5)

Funded status	$(28.3)	$(36.4)	$(23.0)	$(37.0)	$(28.0)	$(16.4)	$(27.9)	$(14.7)
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
Accumulated Benefit Obligation
As of December 31, 2025 and 2024, the accumulated benefit obligation for all of the Company's pension plans was $678.9 million and $661.5 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2025 and 2024, information related to defined benefit pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2025	2024
Projected benefit obligation	$330.2	$316.0
Accumulated benefit obligation	325.4	308.5
Fair value of plan assets	191.6	187.4
Other Comprehensive Income (Loss) ("OCIL") and Accumulated Other Comprehensive Loss ("AOCL")
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2025 and 2024, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Unrecognized income (loss) in AOCL at beginning of period	$(40.1)	$(61.5)	$(58.3)	$(72.1)	$30.7	$4.1	$35.1	$5.9
Actuarial gains (losses) recognized:
Reclassification adjustments	0.5	1.6	1.0	1.9	(2.8)	(0.2)	(3.0)	(0.3)
Actuarial gains (losses) arising during the period	(9.2)	5.3	10.7	3.0	(1.5)	(1.6)	(1.3)	(1.1)
Effect of settlements	(0.1)	—	6.5	(0.1)	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.1)	—	(0.1)	—
Translation adjustment	—	(3.8)	—	5.8	—	0.1	—	(0.4)
Amounts recognized in OCIL during the period	(8.8)	3.1	18.2	10.6	(4.4)	(1.7)	(4.4)	(1.8)
Unrecognized income (loss) in AOCL at end of period	$(48.9)	$(58.4)	$(40.1)	$(61.5)	$26.3	$2.4	$30.7	$4.1
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2025 and 2024, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gains (losses)	$(48.9)	$(57.9)	$(40.1)	$(61.0)	$25.7	$2.4	$30.0	$4.0
Prior service credit (cost)	—	(0.5)	—	(0.5)	0.6	—	0.7	0.1
Unrecognized income (loss) in AOCL at end of period	$(48.9)	$(58.4)	$(40.1)	$(61.5)	$26.3	$2.4	$30.7	$4.1
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of $5.0 million, ($4.5) million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 3 to 33 years for the Company's defined benefit pension plans and from 6 to 16 years for the Company's other postretirement benefit plans.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost are shown below (in millions):

	Year Ended December 31,
	2025		2024		2023
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$4.2	$—	$4.1	$—	$3.4
Interest cost	17.9	15.4	20.4	15.4	20.7	16.7
Expected return on plan assets	(16.2)	(15.5)	(21.6)	(14.7)	(20.3)	(16.2)
Amortization of actuarial loss	0.5	1.6	1.0	1.9	1.0	1.9
Curtailment gain	—	—	—	(0.6)	—	—
Settlement (gains) losses	(0.1)	—	6.5	(0.1)	(0.1)	(0.4)
Net periodic benefit cost	$2.1	$5.7	$6.3	$6.0	$1.3	$5.4
The components of the Company's net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2025		2024		2023
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$1.5	$0.7	$1.4	$0.7	$1.5	$0.9
Amortization of actuarial gains	(2.8)	(0.2)	(3.0)	(0.3)	(3.3)	(0.2)
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit cost (credit)	$(1.4)	$0.5	$(1.7)	$0.4	$(1.9)	$0.7
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2025	2024	2025	2024
Discount rate:
Domestic plans	5.4%	5.7%	5.2%	5.5%
Foreign plans	4.8%	4.5%	4.8%	4.6%
Rate of compensation increase:
Foreign plans	2.4%	2.6%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2025	2024	2023
Pension
Discount rate:
Domestic plans	5.7%	5.2%	5.5%
Foreign plans	4.5%	4.4%	5.0%
Expected return on plan assets:
Domestic plans	5.5%	6.0%	6.0%
Foreign plans	5.1%	4.7%	5.4%
Rate of compensation increase:
Foreign plans	2.6%	2.6%	2.5%
Other postretirement
Discount rate:
Domestic plans	5.5%	5.1%	5.5%
Foreign plans	4.6%	4.6%	5.3%
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
As of December 31, 2025 and 2024, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.7% and 4.5%, respectively.
Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2025, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.8%	4.4%
Ultimate healthcare cost trend rate	5.0%	4.0%
Year ultimate healthcare cost trend rate achieved	2032	2040

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's pension plan assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, are shown below (in millions):

	December 31, 2025
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$22.4	$17.0	$5.4	$—	Market
Common stock	22.9	19.7	3.2	—	Market
Fixed income -
Fixed income funds	87.6	87.6	—	—	Market
Corporate bonds	112.8	—	112.8	—	Market
Government obligations	16.4	—	16.4	—	Market
Cash and short-term investments	14.0	12.6	1.4	—	Market
Assets at fair value	276.1	$136.9	$139.2	$—
Investments measured at net asset value -
Alternative investments	32.0
Assets at fair value	$308.1
Foreign Plans:
Equity securities -
Equity funds	$29.3	$29.3	$—	$—	Market
Common stock	20.0	20.0	—	—	Market
Fixed income -
Fixed income funds	49.6	—	49.6	—	Market
Corporate bonds	27.6	—	27.6	—	Market
Government obligations	165.0	—	165.0	—	Market
Cash and short-term investments	6.4	4.4	2.0	—	Market
Assets at fair value	297.9	$53.7	$244.2	$—
Investments measured at net asset value -
Alternative investments	13.0
Assets at fair value	$310.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$22.9	$17.8	$5.1	$—	Market
Common stock	23.0	20.4	2.6	—	Market
Fixed income -
Fixed income funds	78.1	78.1	—	—	Market
Corporate bonds	100.0	—	100.0	—	Market
Government obligations	32.9	—	32.9	—	Market
Cash and short-term investments	6.4	4.8	1.6	—	Market
Assets at fair value	263.3	$121.1	$142.2	$—
Investments measured at net asset value -
Alternative investments	41.8
Assets at fair value	$305.1
Foreign Plans:
Equity securities -
Equity funds	$27.2	$27.2	$—	$—	Market
Common stock	19.3	19.3	—	—	Market
Fixed income -
Fixed income funds	43.8	—	43.8	—	Market
Corporate bonds	26.4	—	26.4	—	Market
Government obligations	163.9	—	163.9	—	Market
Cash and short-term investments	6.5	4.6	1.9	—	Market
Assets at fair value	287.1	$51.1	$236.0	$—
Investments measured at net asset value -
Alternative investments	16.9
Assets at fair value	$304.0
For further information on the GAAP fair value hierarchy, see Note 14, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company's pension plans primarily in Canada and the United Kingdom.
The Company's investment policies incorporate an asset allocation strategy that prioritizes reducing volatility in the plans' funded status, while generating moderate long-term growth. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds, exchange traded funds ("ETFs") and alternative investments) allocation of 20% — 40% and a risk mitigating asset (e.g., fixed income securities, fixed income mutual funds and ETFs) allocation of 60% — 80%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 0% — 30% of plan assets, a fixed income allocation of 70% — 100%, an alternative investment allocation of 0% — 10% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days' notice.
The Company utilizes investment management firms to manage these assets in accordance with the Company's investment policies. Excluding alternative investments, mutual funds and ETFs, retained investment managers are provided investment guidelines, which restrict the use of certain assets, including commodities contracts, futures contracts, options, venture capital, real estate and investments in the Company's own debt or equity. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.
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
Contributions
In 2026, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $7 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2026, the Company's minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company's minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2025, the Company's estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2026	$23.1	$24.0	$2.6	$1.3
2027	22.6	24.1	2.6	1.3
2028	23.1	25.1	2.6	1.3
2029	23.5	25.9	2.5	1.2
2030	23.9	26.0	2.4	1.2
Five years thereafter	122.1	130.3	10.9	5.4
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between June 30, 2027 and April 5, 2029.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multi-Employer Pension Plans
Employer Identification Number ("EIN")	December 31, 2024 Certification	December 31, 2023 Certification	FIP/RP (1) Pending or Implemented	Surcharge	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
51-6099782-001	Green	Green	Yes	No	$1.5	$1.6	$0.8
13-6130178-001	Red	Red	Yes	No	0.4	0.3	0.4
(1)     Funding improvement plan or rehabilitation plan as defined by Employment Retirement Security Act of 1974.
For its plan years 2025 and 2024, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. For the years ended December 31, 2025, 2024 and 2023, the aggregate cost of the defined contribution plans was $22.6 million, $20.0 million and $19.7 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee's eligible compensation. For the years ended December 31, 2025, 2024 and 2023, the Company recorded expense of $27.5 million, $26.3 million and $27.6 million, respectively, related to this program.
(9) Revenue Recognition
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2025
	Seating	E-Systems	Total
North America	$7,767.4	$2,042.0	$9,809.4
Europe and Africa	5,582.3	2,447.0	8,029.3
Asia	3,352.9	1,203.6	4,556.5
South America	580.4	283.5	863.9
	$17,283.0	$5,976.1	$23,259.1

For the year ended December 31,	2024
	Seating	E-Systems	Total
North America	$7,747.7	$2,001.4	$9,749.1
Europe and Africa	5,853.9	2,444.5	8,298.4
Asia	3,055.3	1,337.1	4,392.4
South America	565.2	300.9	866.1
	$17,222.1	$6,083.9	$23,306.0

For the year ended December 31,	2023
	Seating	E-Systems	Total
North America	$7,797.9	$1,705.5	$9,503.4
Europe and Africa	6,167.9	2,444.7	8,612.6
Asia	2,947.5	1,497.5	4,445.0
South America	635.5	270.4	905.9
	$17,548.8	$5,918.1	$23,466.9
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Board has authorized $6.7 billion in share repurchases. As of December 31, 2025, the Company has repurchased, in aggregate, $5.9 billion of its outstanding common stock, at an average price of $95.01 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $774.7 million, which expires on December 31, 2026.
Share repurchases are shown below (in millions, except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases (1)	Cash paid for Repurchases (1), (2)	Number of Shares	Average Price per Share (1)
2025	$325.2	$325.2	3,135,460	$103.71
2024	$400.1	$416.7	3,578,167	$111.81
2023	$313.1	$296.5	2,281,723	$137.21
(1)     Excludes excise tax and commissions.
(2)     Includes $16.6 million of 2023 share repurchases paid for in the first quarter of 2024.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the consolidated balance sheet.
Quarterly Dividend
In 2025, 2024 and 2023, the Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2025	2024	2023
Dividends declared	$168.2	$174.7	$184.5
Dividends paid	$164.8	$173.7	$181.9
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Defined benefit plans:
Balance at beginning of year	$(91.1)	$(107.3)	$(95.7)
Reclassification adjustments (net of tax benefit (expense) of $0.7 million in 2025, ($1.5) million in 2024 and $0.2 million in 2023)	(0.4)	4.4	(1.0)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $4.3 million in 2025, ($3.0) million in 2024 and $2.0 million in 2023)	(9.2)	11.8	(10.6)
Balance at end of year	$(100.7)	$(91.1)	$(107.3)
Derivative instruments and hedge activities:
Balance at beginning of year	$(133.7)	$107.9	$33.4
Reclassification adjustments (net of tax benefit of $4.9 million in 2025, $20.0 million in 2024 and $35.1 million in 2023)	(18.4)	(77.2)	(141.3)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($78.7) million in 2025, $41.1 million in 2024 and ($51.0) million in 2023)	298.3	(164.4)	215.8
Balance at end of year	$146.2	$(133.7)	$107.9
Currency translation adjustments:
Balance at beginning of year	$(908.9)	$(689.4)	$(742.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $4.9 million in 2025, ($1.7) million in 2024 and $1.2 million in 2023)	319.1	(219.5)	53.4
Balance at end of year	$(589.8)	$(908.9)	$(689.4)

Total accumulated other comprehensive loss	$(544.3)	$(1,133.7)	$(688.8)
For the years ended December 31, 2025, 2024 and 2023, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $1.0 million, $0.6 million and $0.1 million, respectively, and net investment hedge gains (losses) of ($23.2) million, $8.2 million and ($5.9) million, respectively.
(11) Stock-Based Compensation
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
Under the Plans, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in one to three years following the grant date. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense related to these awards of $64.2 million, $62.8 million and $65.8 million, respectively. Unrecognized compensation expense related to these awards of $58.5 million will be recognized over the next 1.5 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2025, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	684,742	$130.12	1,152,025	$151.84	202,702	$32.65
Granted	309,930	$95.14	659,046	$100.25	—
Distributed (vested)	(183,794)		(136,914)		—
Cancelled	(18,781)		(187,113)		(21,512)
Outstanding as of December 31, 2025 (1)	792,097	$113.37	1,487,044	$124.41	181,190	$32.65

Vested or expected to vest as of December 31, 2025	792,097		828,558		—
(1)     Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2024 and 2023 was $124.84 and $130.38, respectively. The grant date fair value of performance shares is based on the share price on the grant date or a Monte Carlo simulation, as applicable. The weighted average grant date fair value of performance shares granted in 2024 and 2023 was $144.60 and $138.54, respectively. There were no stock options granted in 2024 or 2023.
(12) Legal and Other Contingencies
Legal and Other Contingencies
As of December 31, 2025 and 2024, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $13.8 million and $13.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in reserves for warranty and recall matters for each of the periods in the two years ended December 31, 2025, is shown below (in millions):

Balance as of December 31, 2023	$32.4
Expense, net (including changes in estimates)	6.3
Settlements	(13.0)
Foreign currency translation and other	1.6
Balance as of December 31, 2024	27.3
Expense, net (including changes in estimates)	26.8
Settlements	(17.4)
Foreign currency translation and other	3.2
Balance as of December 31, 2025	$39.9
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
As of December 31, 2025 and 2024, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of insurance recoveries included in the accompanying consolidated financial statements is shown below (in millions):

For the year ended December 31,	2023
Consolidated statements of income
Cost of sales	$3.9
Other expense, net	4.0
Consolidated statements of cash flows
Cash flows from operating activities	8.2
Cash flows from investing activities	1.1
Employees
Approximately 46% of the Company's employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 67% of the Company's global unionized workforce of approximately 75,000 employees are scheduled to expire in 2026. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(13) Segment Reporting
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Year Ended December 31, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,283.0	$5,976.1	$—	$23,259.1
Intersegment revenues(1)	5.4	265.8	(271.2)	—
Less(2):
Cost of sales	15,964.3	5,893.9	(103.5)	21,754.7
Gross margin	1,324.1	348.0	(167.7)	1,504.4
Selling, general and administrative	355.2	144.9	207.5	707.6
Amortization of intangible assets	12.3	7.2	—	19.5
Intersegment support activities	7.8	9.7	(17.5)	—
Segment earnings(3)	$948.8	$186.2	$(357.7)	777.3
Reconciliation of segment earnings:
Interest expense, net				100.8
Other expense, net				51.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$625.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,222.1	$6,083.9	$—	$23,306.0
Intersegment revenues(1)	3.4	230.1	(233.5)	—
Less(2):
Cost of sales	15,845.5	5,892.2	(71.0)	21,666.7
Gross margin	1,380.0	421.8	(162.5)	1,639.3
Selling, general and administrative	348.7	154.6	199.2	702.5
Amortization of intangible assets	37.2	11.9	—	49.1
Intersegment support activities	5.6	7.9	(13.5)	—
Segment earnings(3)	$988.5	$247.4	$(348.2)	887.7
Reconciliation of segment earnings:
Interest expense, net				106.2
Other expense, net				48.6
Consolidated income before provision for income taxes and equity in net income of affiliates				$732.9

	Year Ended December 31, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,548.8	$5,918.1	$—	$23,466.9
Intersegment revenues(1)	0.6	224.9	(225.5)	—
Less(2):
Cost of sales	16,090.0	5,730.4	(63.9)	21,756.5
Gross margin	1,459.4	412.6	(161.6)	1,710.4
Selling, general and administrative	346.5	156.6	211.6	714.7
Amortization of intangible assets	39.0	23.5	—	62.5
Intersegment support activities	7.0	3.6	(10.6)	—
Segment earnings(3)	$1,066.9	$228.9	$(362.6)	933.2
Reconciliation of segment earnings:
Interest expense, net				101.1
Other expense, net				54.9
Consolidated income before provision for income taxes and equity in net income of affiliates				$777.2
(1)     Intersegment transactions are accounted for at values comparable to unaffiliated third-party transactions.
(2)     The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3)     For a definition of segment earnings, see Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
Other segment related disclosures are shown below (in millions):

	Year Ended December 31, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$375.3	$187.7	$21.6	$584.6
Capital expenditures	370.3	171.2	20.1	561.6
Inventories	873.4	819.8	—	1,693.2
Total assets	8,579.6	3,962.6	2,300.9	14,843.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	For the year ended December 31, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$370.9	$180.1	$20.6	$571.6
Capital expenditures	375.0	166.7	17.0	558.7
Inventories	828.1	773.0	—	1,601.1
Total assets	7,974.4	3,799.1	2,254.0	14,027.5

	For the year ended December 31, 2023
	Seating	E-Systems	Other	Consolidated
Depreciation	$355.4	$165.8	$20.7	$541.9
Capital expenditures	344.6	261.3	20.6	626.5
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2025	2024	2023
Revenues from external customers
United States	$5,293.0	$5,050.4	$4,863.8
Mexico	3,557.6	3,673.7	3,434.4
China	3,041.1	2,969.5	3,044.9
Germany	1,175.3	1,364.4	1,402.2
Morocco	1,297.4	1,219.8	1,085.8
Other countries	8,894.7	9,028.2	9,635.8
Total	$23,259.1	$23,306.0	$23,466.9

December 31,	2025	2024
Tangible long-lived assets(1)
Mexico	$672.1	$723.1
United States	655.8	700.2
China	400.6	404.1
Morocco	297.8	242.0
Poland	209.0	203.5
Spain	187.2	161.8
Other countries	1,213.0	1,098.5
Total	$3,635.5	$3,533.2
(1)     Tangible long-lived assets include property, plant and equipment and right-of-use assets.
A summary of revenues from major customers is shown below:

For the year ended December 31,	2025	2024	2023
General Motors	21.7%	21.8%	19.8%
Ford	11.5%	11.1%	11.4%
Mercedes-Benz	9.9%	10.5%	10.4%
Volkswagen	9.8%	10.5%	11.0%
Stellantis	8.9%	8.6%	10.2%

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

December 31,	2025	2024
Estimated aggregate fair value (1)	$2,422.3	$2,372.2
Aggregate carrying value (1) (2)	2,650.0	2,700.0
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying consolidated statements of cash flows is shown below (in millions):

December 31,	2025	2024	2023
Balance sheet — cash and cash equivalents	$1,033.0	$1,052.9	$1,196.3
Restricted cash included in other current assets	0.9	0.8	0.6
Restricted cash included in other long-term assets	1.4	1.7	1.6
Statement of cash flows — cash, cash equivalents and restricted cash	$1,035.3	$1,055.4	$1,198.5
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2025	2024
Other current assets	$10.1	$6.6
Other long-term assets	96.3	82.6
	$106.4	$89.2
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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2025 and 2024, investments in equity securities without readily determinable fair values of $8.7 million and $11.2 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less cumulative impairments and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the years ended December 31, 2025 and 2023, the Company recognized impairment charges of $2.6 million and $7.0 million, respectively, related to certain investments. Investments in equity securities without readily determinable fair values have been reduced for cumulative impairments of $19.6 million and $17.0 million as of December 31, 2025 and 2024, respectively.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. Contra interest expense on net investment hedges was $3.8 million for the year ended December 31, 2025, and $2.3 million for the years ended December 31, 2024 and 2023, and is included in interest expense, net in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2025	2024
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$127.6	$16.1
Other long-term assets	73.9	0.5
Other current liabilities	(0.5)	(105.4)
Other long-term liabilities	(0.1)	(61.6)
	200.9	(150.4)
Notional amount	$2,728.8	$2,605.7
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$—	$7.1
Other current liabilities	(11.0)	—
Other long-term liabilities	(5.1)	—
	(16.1)	7.1
Notional amount	$300.0	$150.0
Outstanding maturities in months, not to exceed	41	15
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$1.7	$2.3
Other current liabilities	(0.9)	(6.1)
	0.8	(3.8)
Notional amount	$340.5	$481.7
Outstanding maturities in months, not to exceed	1	1
Total fair value	$185.6	$(147.1)
Total notional amount	$3,369.3	$3,237.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency contracts and net investment hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2025	2024	2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$377.0	$(205.5)	$266.8
Net investment hedges	(23.2)	8.2	(5.9)
	353.8	(197.3)	260.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.8)	(4.1)	(1.9)
Cost of sales	(24.9)	(95.5)	(177.3)
Interest expense, net	2.4	2.4	2.4
Other expense, net	—	—	0.4
	(23.3)	(97.2)	(176.4)
Comprehensive income (loss)	$330.5	$(294.5)	$84.5
As of December 31, 2025 and 2024, pretax net gains (losses) of $192.3 million and ($138.2) million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$127.1
Interest rate swap contracts	(2.4)
Total	$124.7
Such gains (losses) will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized tax benefit (expense) of ($73.8) million, $61.1 million and ($15.9) million, respectively, in other comprehensive income (loss) related to its derivative instruments and hedge activities.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, are shown below (in millions):

	December 31, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$201.7	Market / Income	$—	$201.7	$—
Net investment hedges	Recurring	(16.1)	Market / Income	—	(16.1)	—
Marketable equity securities	Recurring	106.4	Market	106.4	—	—

	December 31, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(154.2)	Market / Income	$—	$(154.2)	$—
Net investment hedges	Recurring	7.1	Market / Income	—	7.1	—
Marketable equity securities	Recurring	89.2	Market	89.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2025 and 2024, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2025 and 2024.
For further information on fair value measurements and the Company's defined benefit pension plan assets, see Note 8, "Pension and Other Postretirement Benefit Plans."
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
Long-Lived Assets
In 2025, 2024 and 2023, the Company completed impairment assessments related to certain fixed assets and right-of-use assets in conjunction with its restructuring (Note 3, "Restructuring") and other actions and recorded fixed asset impairment charges of $53.9 million, $7.3 million and $11.4 million, respectively, and right-of-use asset impairment charges of $7.6 million, $3.2 million and $10.9 million, respectively. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
For further information related to these impairment charges, see Note 2, "Summary of Significant Accounting Policies — Impairment of Long-Lived Assets," and Note 6, "Leases."
Goodwill
In 2025 and 2024, the Company completed quantitative goodwill impairment analyses for two reporting units (Note 2, "Summary of Significant Accounting Policies — Impairment of Goodwill"). The Level 3 fair value estimates of the reporting units were based on third-party valuations, using a combination of a discounted cash flow method and guideline public company method, where applicable.
Intangible Assets
In 2023, the Company completed an impairment assessment related to certain of its intangible assets resulting from a change in the intended use of such assets and recorded an impairment charge of $1.9 million (Note 2, "Summary of Significant Accounting Policies — Impairment of Long-Lived Assets"). The fair value estimate of the related assets was based on management's estimates, using a discounted cash flow method.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Assets Held for Sale
In 2024, as a result of the then-pending disposal of a non-core business (Note 2, "Summary of Significant Accounting Policies — Assets Held for Sale"), Level 3 fair value estimates related to the asset group held for sale are reflected in the accompanying consolidated balance sheet as of December 31, 2024. The fair value estimates of the related asset group were based on the estimated disposal price less costs to sell.
As of December 31, 2025 and 2024, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(15) Accounting Pronouncements
ASUs Issued But Not Yet Adopted:
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
ASU 2025-06 (issued September 2025), "Targeted Improvements to the Accounting for Internal-Use Software." The ASU removes all references to project development stages and provides new guidance on evaluating whether the recognition threshold to capitalize software costs has been met. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The update may be adopted prospectively, retrospectively or using a modified transition approach. The ASU will not have a significant impact on the Company's consolidated financial statements.
ASU 2025-09 (issued November 2025), "Hedge Accounting Improvements." The ASU makes five targeted changes to the hedge accounting model including providing detailed guidance on how the analysis to demonstrate that individual transactions have a similar risk exposure is to be performed. The update is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be adopted prospectively. The ASU will not have a significant impact on the Company's consolidated financial statements.
ASU 2025-10 (issued December 2025), "Accounting for Government Grants Received by Business Entities." The ASU leverages guidance in International Accounting Standard ("IAS") 20, "Accounting for Government Grants and Disclosure of Government Assistance," which is largely followed in the absence of current GAAP guidance. The update provides recognition, measurement and presentation guidance related to government grants depending on whether the grant is related to an asset or to income. The update also explicitly excludes certain items from government grant accounting not addressed by IAS 20. The update is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The update may be adopted using a modified prospective, modified retrospective or full retrospective approach. The ASU will not have a significant impact on the Company's consolidated financial statements.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a material impact or are not relevant to the Company's consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2025
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$27.3	$10.7	$(11.6)	$2.0	$28.4
Allowance for deferred tax assets	399.4	34.0	(13.8)	32.1	451.7
Total	$426.7	$44.7	$(25.4)	$34.1	$480.1

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2024
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.6	$16.5	$(21.0)	$(3.8)	$27.3
Allowance for deferred tax assets	429.0	31.3	(36.0)	(24.9)	399.4
Total	$464.6	$47.8	$(57.0)	$(28.7)	$426.7

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2023
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$7.8	$(10.0)	$2.5	$35.6
Allowance for deferred tax assets	417.9	17.5	(20.8)	14.4	429.0
Total	$453.2	$25.3	$(30.8)	$16.9	$464.6

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
(b)Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
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
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter and year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.
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
Equity Compensation Plan Information

As of December 31, 2025	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,460,331	(1)	$10.91	(2)	508,265
Equity compensation plans not approved by security holders	—		—		—
Total	2,460,331		$10.91		508,265
(1)     Includes 792,097 of outstanding restricted stock units, 1,487,044 of outstanding performance shares and 181,190 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

10.4	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2018).

INDEX TO EXHIBITS
	Exhibit Number		Exhibit Name
	10.5	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2018).

	10.6	*
Employment Agreement, dated September 27, 2019, between the Company and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2019).

	10.7	*
Amended and Restated Employment Agreement, dated September 21, 2022, between the Company and Harry A. Kemp (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

	10.8	*	Employment Agreement, dated May 16, 2024, between the Company and Nicholas J. Roelli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2024).
	10.9	*
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

	10.11	*
Lear Corporation Outside Directors Compensation Plan - Form of Cash Retainer Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.12	*
Lear Corporation Outside Directors Compensation Plan - Form of Stock Grant Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.13	*
Lear Corporation Outside Directors Compensation Plan - Form of RSU Grant Deferral Election, effective as of May 16, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

**	10.14	*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 14, 2026.
	10.15	*
Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

	10.16	*
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.17	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on July 26, 2019).
	10.18	*
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
Form of Non-Qualified Stock Option Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

	10.21	*
Form of 2020 Performance-Based Career Shares Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2020).

	10.22	*
Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025).

	10.23	*
Form of Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025).

INDEX TO EXHIBITS
	Exhibit Number		Exhibit Name
	10.24	*
Form of Restricted Stock Unit "Career Shares" Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

	10.25	*
Notice of Grant of Restricted Stock Units to Jason Cardew, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024).

	10.26	*
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

	10.28	*
Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

	10.29	*
First Amendment to the Lear Corporation Pension Equalization Program, dated December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

	10.30	*
Second Amendment to the Lear Corporation Pension Equalization Program, dated May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

	10.31	*
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2007).

	10.32	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

	10.33	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (amended and restated effective December 29, 2017) effective as of November 18, 2020 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

	10.34	*
Lear Corporation Salaried Retirement Restoration Program, amended and restated effective December 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2025).

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

***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.

INDEX TO EXHIBITS
	Exhibit Number	Exhibit Name
****	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***	104	Cover Page Interactive Data File

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2026.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 13, 2026.

/s/ Raymond E. Scott	/s/ Roger A. Krone
Raymond E. Scott	Roger A. Krone
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jason M. Cardew	/s/ Rod A. Lache
Jason M. Cardew	Rod A. Lache
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Patricia L. Lewis
Amy A. Doyle	Patricia L. Lewis
Vice President and Chief Accounting Officer	a Director
(Principal Accounting Officer)

/s/ Julian G. Blissett	/s/ Kathleen A. Ligocki
Julian G. Blissett	Kathleen A. Ligocki
a Director	a Director

/s/ Jonathan F. Foster	/s/ Conrad L. Mallett, Jr.
Jonathan F. Foster	Conrad L. Mallett, Jr.
a Director	a Director

/s/ Bradley M. Halverson	/s/ Gregory C. Smith
Bradley M. Halverson	Gregory C. Smith
a Director	Non-Executive Chairman of the Board of Directors and
a Director
/s/ Mary Lou Jepsen
Mary Lou Jepsen
a Director