Form 10-Q
period 2026-04-04
LEAR CORP
filed 2026-05-01
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2026, the number of shares outstanding of the registrant's common stock was 50,095,099 shares.

LEAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED APRIL 4, 2026

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2025.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 4, 2026 (1)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$881.9	$1,033.0
Accounts receivable	4,174.4	3,902.8
Inventories	1,750.7	1,693.2
Other	1,447.0	1,034.0
Total current assets	8,254.0	7,663.0
LONG-TERM ASSETS:
Property, plant and equipment, net	2,845.5	2,913.1
Goodwill	1,775.8	1,777.8
Other	2,578.3	2,489.2
Total long-term assets	7,199.6	7,180.1
Total assets	$15,453.6	$14,843.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$28.3	$27.9
Accounts payable and drafts	3,780.2	3,416.5
Accrued liabilities	2,403.5	2,219.0
Current portion of long-term debt	3.8	3.7
Total current liabilities	6,215.8	5,667.1
LONG-TERM LIABILITIES:
Long-term debt	2,711.6	2,711.5
Other	1,250.9	1,263.5
Total long-term liabilities	3,962.5	3,975.0
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of April 4, 2026 and December 31, 2025	0.6	0.6
Additional paid-in capital	1,084.7	1,111.1
Common stock held in treasury, 14,324,152 and 13,924,658 shares as of April 4, 2026 and December 31, 2025, respectively, at cost	(1,769.3)	(1,721.3)
Retained earnings	6,320.5	6,189.0
Accumulated other comprehensive loss	(549.9)	(544.3)
Lear Corporation shareholders' equity	5,086.6	5,035.1
Noncontrolling interests	188.7	165.9
Equity	5,275.3	5,201.0
Total liabilities and equity	$15,453.6	$14,843.1
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$5,822.8	$5,560.3

Cost of sales	5,372.5	5,201.1
Selling, general and administrative expenses	190.3	172.4
Amortization of intangible assets	5.0	5.2
Interest expense, net	25.6	25.8
Other expense, net	12.7	20.4
Consolidated income before provision for income taxes and equity in net income of affiliates	216.7	135.4
Provision for income taxes	38.4	45.2
Equity in net income of affiliates	(14.4)	(12.3)
Consolidated net income	192.7	102.5
Less: Net income attributable to noncontrolling interests	20.4	21.8
Net income attributable to Lear	$172.3	$80.7

Basic net income per share attributable to Lear (Note 13)	$3.38	$1.50

Diluted net income per share attributable to Lear (Note 13)	$3.34	$1.49

Cash dividends declared per share	$0.77	$0.77

Average common shares outstanding	51,043,440	53,916,073

Average diluted shares outstanding	51,547,544	54,227,394

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$189.5	$287.2
Less: Comprehensive income attributable to noncontrolling interests	22.8	22.5
Comprehensive income attributable to Lear	$166.7	$264.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2026
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at January 1, 2026	$0.6	$1,111.1	$(1,721.3)	$6,189.0	$(544.3)	$5,035.1
Comprehensive income (loss):
Net income	—	—	—	172.3	—	172.3
Other comprehensive income (loss)	—	—	—	—	(5.6)	(5.6)
Total comprehensive income (loss)	—	—	—	172.3	(5.6)	166.7
Stock-based compensation	—	22.5	—	—	—	22.5
Net issuance of 231,310 shares held in treasury in settlement of stock-based compensation	—	(48.9)	27.5	(0.8)	—	(22.2)
Repurchase of 630,804 shares of common stock at average price of $118.91 per share	—	—	(75.5)	—	—	(75.5)
Dividends declared to Lear Corporation shareholders	—	—	—	(40.0)	—	(40.0)
Balance at April 4, 2026	$0.6	$1,084.7	$(1,769.3)	$6,320.5	$(549.9)	$5,086.6

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2026
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2026	$5,035.1	$165.9	$5,201.0
Comprehensive income (loss):
Net income	172.3	20.4	192.7
Other comprehensive income (loss)	(5.6)	2.4	(3.2)
Total comprehensive income (loss)	166.7	22.8	189.5
Stock-based compensation	22.5	—	22.5
Net issuance of 231,310 shares held in treasury in settlement of stock-based compensation	(22.2)	—	(22.2)
Repurchase of 630,804 shares of common stock at average price of $118.91 per share	(75.5)	—	(75.5)
Dividends declared to Lear Corporation shareholders	(40.0)	—	(40.0)
Balance at April 4, 2026	$5,086.6	$188.7	$5,275.3

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash Flows from Operating Activities:
Consolidated net income	$192.7	$102.5
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	149.9	147.7
Net change in recoverable customer engineering, development and tooling	(19.4)	(11.3)
Net change in working capital items (see below)	(209.1)	(393.2)
Other, net	(16.0)	26.6
Net cash provided by (used in) operating activities	98.1	(127.7)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(124.6)	(104.0)
Other, net	5.9	37.0
Net cash used in investing activities	(118.7)	(67.0)
Cash Flows from Financing Activities:
Repurchases of common stock	(75.0)	(25.0)
Dividends paid to Lear Corporation shareholders	(42.5)	(43.3)
Dividends paid to noncontrolling interests	—	(5.6)
Other, net	(20.1)	(10.1)
Net cash used in financing activities	(137.6)	(84.0)
Effect of foreign currency translation	7.4	6.0
Net Change in Cash, Cash Equivalents and Restricted Cash	(150.8)	(272.7)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,035.3	1,055.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$884.5	$782.7

Changes in Working Capital Items:
Accounts receivable	$(291.6)	$(566.1)
Inventories	(65.1)	(47.6)
Accounts payable	369.2	323.5
Accrued liabilities and other	(221.6)	(103.0)
Net change in working capital items	$(209.1)	$(393.2)

Supplementary Disclosure:
Cash paid for interest	$23.3	$25.5
Cash paid for income taxes, net of refunds received	$55.9	$58.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
Lear Corporation ("Lear," and together with its consolidated subsidiaries, the "Company") and its affiliates design, develop, engineer and manufacture complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), and low-voltage power distribution products and electronic controllers. The Company's main customers are major automotive manufacturers. The Company operates facilities worldwide.
The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly-owned and less than wholly-owned subsidiaries controlled by Lear. In addition, Lear consolidates all entities in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
The Company's annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
(2) Restructuring
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental net costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental net costs principally include equipment and personnel relocation costs and gains and losses on the sales of facilities. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency and other charges at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved, communicated and/or implemented.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2026	$91.0
Provision for employee termination benefits	37.1
Payments, utilizations and foreign currency	(66.2)
Balance at April 4, 2026	$61.9
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Employee termination benefits	$37.1	$74.8
Asset impairments:
Property, plant and equipment	2.1	2.7
Right-of-use assets	—	0.1
Contract termination costs	0.2	2.0
Other related costs	2.7	4.0
	$42.1	$83.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restructuring charges by income statement account are shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Cost of sales	$34.1	$75.4
Selling, general and administrative expenses	8.0	7.9
Other expense, net	—	0.3
	$42.1	$83.6
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Seating	$26.3	$61.2
E-Systems	12.4	16.3
Other	3.4	6.1
	$42.1	$83.6
The Company expects to incur approximately $31 million and approximately $14 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of April 4, 2026, and expects that the components of such costs will be consistent with its historical experience.
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
A summary of inventories is shown below (in millions):

	April 4, 2026	December 31, 2025
Raw materials	$1,284.0	$1,254.6
Work-in-process	144.1	129.0
Finished goods	527.1	518.8
Reserves	(204.5)	(209.2)
Inventories	$1,750.7	$1,693.2
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
During the first three months of 2026 and 2025, the Company capitalized $83.4 million and $75.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2026 and 2025, the Company also capitalized $28.3 million and $35.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first three months of 2026 and 2025, the Company collected $87.4 million and $104.2 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	April 4, 2026	December 31, 2025
Other current assets	$209.2	$190.8
Other long-term assets	146.7	149.1
Recoverable customer E&D and tooling	$355.9	$339.9
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
A summary of property, plant and equipment is shown below (in millions):

	April 4, 2026	December 31, 2025
Land	$98.1	$102.9
Buildings and improvements	999.2	1,004.0
Machinery and equipment	6,013.7	5,984.9
Construction in progress	330.2	355.3
Total property, plant and equipment	7,441.2	7,447.1
Less – accumulated depreciation	(4,595.7)	(4,534.0)
Property, plant and equipment, net	$2,845.5	$2,913.1
In the three months ended April 4, 2026 and March 29, 2025, depreciation expense was $144.9 million and $142.5 million, respectively.
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
In the first three months of 2026 and 2025, the Company recognized property, plant and equipment impairment charges of $2.1 million and $2.7 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first three months of 2026, the Company recognized additional property, plant and equipment impairment charges of $0.6 million. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 4, 2026, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2026	$1,375.2	$402.6	$1,777.8
Foreign currency translation and other	(4.7)	2.7	(2.0)
Balance at April 4, 2026	$1,370.5	$405.3	$1,775.8
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
There was no impairment of goodwill in the first three months of 2026 and 2025. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of April 4, 2026 and December 31, 2025, the Company had lines of credit from banks totaling $377.6 million and $382.5 million, respectively. As of April 4, 2026 and December 31, 2025, the Company had short-term debt balances outstanding related to draws on its lines of credit of $28.3 million and $27.9 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	April 4, 2026
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$50.0	$—	$—	$50.0	4.676%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(0.6)	(0.6)	548.8	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.0)	(0.3)	373.7	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.3)	(0.3)	348.4	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(1.8)	(0.4)	347.8	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.1)	11.5	631.4	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.4)	(0.4)	346.2	3.558%
Other	69.1	—	—	69.1	N/A
	$2,719.1	$(13.2)	$9.5	2,715.4
Less — Current portion				(3.8)
Long-term debt				$2,711.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2025
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$50.0	$—	$—	$50.0	4.772%
2027 Notes	550.0	(0.7)	(0.7)	548.6	3.885%
2029 Notes	375.0	(1.1)	(0.4)	373.5	4.288%
2030 Notes	350.0	(1.2)	(0.3)	348.5	3.525%
2032 Notes	350.0	(1.9)	(0.5)	347.6	2.624%
2049 Notes	625.0	(5.2)	11.7	631.5	5.103%
2052 Notes	350.0	(3.4)	(0.5)	346.1	3.558%
Other	69.4	—	—	69.4	N/A
	$2,719.4	$(13.5)	$9.3	2,715.2
Less — Current portion				(3.7)
Long-term debt				$2,711.5
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
As of April 4, 2026, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's amended and restated $2.0 billion unsecured revolving credit agreement (the "Credit Agreement") matures July 24, 2030.
In the three months ended April 4, 2026 and March 29, 2025, there were no borrowings or repayments under the Credit Agreement. As of April 4, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of April 4, 2026, the ranges and rates are as follows (in percentages):

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of April 4, 2026	Minimum	Maximum	Rate as of April 4, 2026
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of April 4, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
As of April 4, 2026 and December 31, 2025, the Company had $50.0 million outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"), which matures September 30, 2027.
Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 0.875% to 1.375%. As of April 4, 2026, the interest rate was 4.676%. The Term Loan contains the same covenants as the Credit Agreement.
As of April 4, 2026, the Company was in compliance with all covenants under the Term Loan.
Other
As of April 4, 2026 and December 31, 2025, other long-term debt, including the current portion, consisted of amounts outstanding under unsecured working capital loans and finance lease agreements.
For further information related to the Company's debt, see Note 5, "Debt," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 4, 2026	December 31, 2025
Right-of-use assets under operating leases:
Other long-term assets	$742.6	$722.4
Lease obligations under operating leases:
Accrued liabilities	$169.6	$169.4
Other long-term liabilities	611.1	594.9
	$780.7	$764.3
Maturities of lease obligations are shown below (in millions):

April 4, 2026
2026 (1)	$149.5
2027	178.7
2028	144.7
2029	107.4
2030	85.6
Thereafter	223.1
Total undiscounted cash flows	889.0
Less: Imputed interest	(108.3)
Lease obligations under operating leases	$780.7
(1)     For the remaining nine months.
In 2025, the Company entered into an operating lease with a lease term of fifteen years that is expected to commence in the fourth quarter of 2026. The right-of-use asset and related lease obligation are expected to be approximately $11 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$68.2	$39.5
Operating cash flows:
Cash paid related to operating lease obligations	$50.9	$47.9
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating lease expense	$49.2	$47.1
Short-term lease expense	6.1	5.2
Variable lease expense	2.8	1.7
Total lease expense	$58.1	$54.0
In the three months ended April 4, 2026, the Company incurred $10.1 million related to usage-based employee transportation costs.
In the three months ended March 29, 2025, the Company recognized impairment charges of $0.1 million related to its right-of-use assets in conjunction with its restructuring actions (Note 2, "Restructuring"). The impairment charges are included in cost of sales in the accompanying condensed consolidated statement of comprehensive income.
The weighted average lease term and discount rate for operating leases are shown below:

April 4, 2026
Weighted average remaining lease term	Six years
Weighted average discount rate	4.0%
The Company is party to finance lease agreements, which are not material to the accompanying condensed consolidated financial statements (Note 7, "Debt").
For further information related to the Company's leases, see Note 6, "Leases," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
(9) Pension and Other Postretirement Benefit Plans
The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company also has postretirement benefit plans covering certain domestic and Canadian retirees. The Company's postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net Periodic Pension Benefit Cost and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	April 4, 2026		March 29, 2025
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.9	$—	$0.9
Interest cost	4.3	3.9	4.5	3.7
Expected return on plan assets	(4.1)	(3.6)	(4.1)	(3.7)
Amortization of actuarial loss	0.2	0.4	0.1	0.4
Settlement gain	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.3	$1.6	$0.4	$1.3
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 4, 2026		March 29, 2025
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.2	$0.4	$0.2
Amortization of actuarial gain	(0.6)	—	(0.7)	(0.1)
Net periodic benefit (credit) cost	$(0.3)	$0.2	$(0.3)	$0.1
For further information related to the Company's pension and other postretirement benefit plans, see Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2026 and 2025, revenue recognized related to prior years represented approximately 1% and 2%, respectively, of consolidated net sales (excluding the reversal of certain 2025 tariff recoveries in the first quarter of 2026). The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of April 4, 2026 and December 31, 2025, there were no significant contract liabilities recorded. Further, in the first three months of 2026 and 2025, there were no significant contract liabilities recognized in revenue.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	April 4, 2026			March 29, 2025
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,909.2	$314.4	$2,223.6	$1,805.9	$442.9	$2,248.8
Europe and Africa	1,583.1	717.8	2,300.9	1,448.4	613.7	2,062.1
Asia	764.4	320.5	1,084.9	776.3	295.3	1,071.6
South America	147.7	65.7	213.4	120.5	57.3	177.8
	$4,404.4	$1,418.4	$5,822.8	$4,151.1	$1,409.2	$5,560.3

(11) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Other expense	$12.7	$20.8
Other income	—	(0.4)
Other expense, net	$12.7	$20.4
In the three months ended April 4, 2026, other expense includes net foreign currency transaction losses of $4.9 million, including gains of $0.2 million related to the hyper-inflationary environment in Argentina.
In the three months ended March 29, 2025, other expense includes net foreign currency transaction losses of $10.0 million, including losses of $1.5 million related to the hyper-inflationary environment in Argentina. In the three months ended March 29, 2025, other expense also includes a loss of $3.3 million related to the disposal of a non-core business.
(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 4, 2026 and March 29, 2025, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 4, 2026	March 29, 2025
Provision for income taxes	$38.4	$45.2
Pretax income before equity in net income of affiliates	$216.7	$135.4
Effective tax rate	17.7%	33.4%

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Restructuring charges and various other items	$17.4	$10.2
Share-based compensation	—	(1.5)
	$17.4	$8.7
Excluding the items above, the effective tax rate for the first three months of 2026 and 2025 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income attributable to Lear	$172.3	$80.7

Average common shares outstanding	51,043,440	53,916,073
Dilutive effect of common stock equivalents	504,104	311,321
Average diluted shares outstanding	51,547,544	54,227,394

Basic net income per share attributable to Lear	$3.38	$1.50

Diluted net income per share attributable to Lear	$3.34	$1.49
(14) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, in the three months ended April 4, 2026, is shown below (in millions):

Three Months Ended April 4, 2026
Defined benefit plans:
Balance at beginning of period	$(100.7)
Reclassification adjustments	(0.1)
Other comprehensive income recognized during the period	0.9
Balance at end of period	$(99.9)
Derivative instruments and hedging:
Balance at beginning of period	$146.2
Reclassification adjustments (net of tax benefit of $7.6 million)	(29.3)
Other comprehensive income recognized during the period (net of tax expense of $7.9 million)	30.4
Balance at end of period	$147.3
Foreign currency translation:
Balance at beginning of period	$(589.8)
Other comprehensive loss recognized during the period (net of tax benefit of $0.4 million during the period)	(7.5)
Balance at end of period	$(597.3)

Total accumulated other comprehensive loss	$(549.9)
In the three months ended April 4, 2026, foreign currency translation adjustments are primarily related to the strengthening of Chinese renminbi and the Brazilian real, offset by the weakening of the Euro, relative to the U.S. dollar and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, as well as net investment hedge gains of $6.7 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes in accumulated other comprehensive loss, net of tax, in the three months ended March 29, 2025, is shown below (in millions):

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
In the three months ended March 29, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real, relative to the U.S. dollar and include net investment hedge losses of $6.1 million.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases. As of April 4, 2026, the Company has repurchased, in aggregate, $6.0 billion of its outstanding common stock, at an average price of $95.25 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $699.7 million, which expires on December 31, 2026.
Share repurchases and the remaining repurchase authorization are shown below (in millions, except for share and per share amounts):

Three Months Ended April 4, 2026				As of April 4, 2026
Aggregate Repurchases (1)	Cash Paid for Repurchases (1)	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$75.0	$75.0	630,804	$118.91	$699.7
(1)     Excludes excise tax and commissions.

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
Quarterly Dividend
The Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarters of 2026 and 2025.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Dividends declared	$40.0	$43.7
Dividends paid	42.5	43.3
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(15) Legal and Other Contingencies
As of April 4, 2026 and December 31, 2025, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $13.9 million and $13.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in reserves for warranty and recall matters in the three months ended April 4, 2026, is shown below (in millions):

Balance at January 1, 2026	$39.9
Expense, net (including changes in estimates)	3.1
Settlements	(5.7)
Foreign currency translation and other	0.2
Balance at April 4, 2026	$37.5
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
As of April 4, 2026 and December 31, 2025, the Company had recorded environmental reserves of $4.8 million and $4.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
The Seating segment consists of the design, development, engineering and manufacture of complete seat systems and key seat components. The Company's capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to its customers. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat cushioning; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Thermal comfort systems are facilitated by the Company's seat system, component and integration capabilities, together with the Company's competencies in electronics, sensors, software and algorithms.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended April 4, 2026
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,404.4	$1,418.4	$—	$5,822.8
Intersegment revenues (1)	0.3	72.1	(72.4)	—
Less (2):
Cost of sales	4,024.6	1,376.8	(28.9)	5,372.5
Gross margin	380.1	113.7	(43.5)	450.3
Selling, general and administrative	97.9	35.9	56.5	190.3
Amortization of intangibles	3.1	1.9	—	5.0
Intersegment support activities	1.7	2.6	(4.3)	—
Segment earnings (3)	$277.4	$73.3	$(95.7)	255.0
Reconciliation of segment earnings:
Interest expense, net				25.6
Other expense, net				12.7
Consolidated income before provision for income taxes and equity in net income of affiliates				$216.7

	Three Months Ended March 29, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,151.1	$1,409.2	$—	$5,560.3
Intersegment revenues (1)	1.2	63.4	(64.6)	—
Less (2):
Cost of sales	3,845.9	1,377.4	(22.2)	5,201.1
Gross margin	306.4	95.2	(42.4)	359.2
Selling, general and administrative	85.5	35.5	51.4	172.4
Amortization of intangibles	3.4	1.8	—	5.2
Intersegment support activities	1.8	2.4	(4.2)	—
Segment earnings (3)	$215.7	$55.5	$(89.6)	181.6
Reconciliation of segment earnings:
Interest expense, net				25.8
Other expense, net				20.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$135.4
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other segment related disclosures are shown below (in millions):

	Three Months Ended April 4, 2026
	Seating	E-Systems	Other	Consolidated
Depreciation	$96.4	$43.7	$4.8	$144.9
Capital expenditures	81.0	39.2	4.4	124.6
Inventories	878.7	872.0	—	1,750.7
Total assets	9,192.2	4,199.6	2,061.8	15,453.6

	Three Months Ended March 29, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$90.8	$46.4	$5.3	$142.5
Capital expenditures	70.4	28.7	4.9	104.0
Inventories	860.9	820.6	—	1,681.5
Total assets	8,694.6	4,054.1	1,874.6	14,623.3
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

	April 4, 2026	December 31, 2025
Estimated aggregate fair value (1)	$2,394.9	$2,422.3
Aggregate carrying value (1) (2)	2,650.0	2,650.0
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	April 4, 2026	March 29, 2025
Balance sheet:
Cash and cash equivalents	$881.9	$779.9
Restricted cash included in other current assets	2.2	2.3
Restricted cash included in other long-term assets	0.4	0.5
Statement of cash flows:
Cash, cash equivalents and restricted cash	$884.5	$782.7
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of April 4, 2026 and December 31, 2025, accounts receivable are reflected net of reserves of $24.3 million and $28.4 million, respectively. Changes in expected credit losses were not significant in the first three months of 2026.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	April 4, 2026	December 31, 2025
Other current assets	$5.0	$10.1
Other long-term assets	94.6	96.3
	$99.6	$106.4
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
Equity Securities Without Readily Determinable Fair Values
As of April 4, 2026 and December 31, 2025, investments in equity securities without readily determinable fair values of $8.7 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $19.6 million.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended April 4, 2026 and March 29, 2025, contra interest expense on net investment hedges of $0.8 million and $0.6 million, respectively, is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	April 4, 2026	December 31, 2025
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$130.0	$127.6
Other long-term assets	78.0	73.9
Other current liabilities	(1.9)	(0.5)
Other long-term liabilities	(4.4)	(0.1)
	201.7	200.9
Notional amount	$2,604.9	$2,728.8
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other current liabilities	$(7.3)	$(11.0)
Other long-term liabilities	$(2.1)	$(5.1)
	(9.4)	(16.1)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	38	41
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$1.0	$1.7
Other current liabilities	(1.5)	(0.9)
	(0.5)	0.8
Notional amount	$681.2	$340.5
Outstanding maturities in months, not to exceed	1	1
Total fair value	$191.8	$185.6
Total notional amount	$3,586.1	$3,369.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$38.3	$82.6
Net investment hedge contracts	6.7	(6.1)
	45.0	76.5
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.1)	(0.5)
Cost of sales	(37.4)	12.5
Interest expense, net	0.6	0.6
	(36.9)	12.6
Comprehensive income	$8.1	$89.1
As of April 4, 2026 and December 31, 2025, pretax net gains of $200.4 million and $192.3 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$128.1
Interest rate swap contracts	(2.4)
Total	$125.7
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of April 4, 2026 and December 31, 2025, are shown below (in millions):

	April 4, 2026
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$201.2	Market/ Income	$—	$201.2	$—
Net investment hedge contracts	Recurring	(9.4)	Market/ Income	—	(9.4)	—
Marketable equity securities	Recurring	99.6	Market	99.6	—	—

	December 31, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$201.7	Market/ Income	$—	$201.7	$—
Net investment hedge contracts	Recurring	(16.1)	Market/ Income	—	(16.1)	—
Marketable equity securities	Recurring	106.4	Market	106.4	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 4, 2026 and December 31, 2025, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2026.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the three months ended April 4, 2026, the Company completed impairment assessments and recorded related impairment charges of $2.7 million related to its property, plant and equipment.
In the three months ended March 29, 2025, the Company completed impairment assessments and recorded impairment charges of $2.7 million and $0.1 million, respectively, related to its property, plant and equipment and right-of-use assets.
The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of April 4, 2026, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These financial goals and objectives include continuing to deliver profitable growth while balancing risks and returns, investing in product and process innovations to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and generating strong cash flow and returning excess cash to shareholders. Further, we have aligned our strategy with key trends affecting our business. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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
IDEA by LearTM - Innovative. Digital. Engineered. Automated. - reflects our commitment to continue to strengthen our competitive position in both of our business segments and to enhance the efficiency of our administrative functions. IDEA by LearTM supports our strategy to drive growth and improve profitability through the development of innovative products and the utilization of advanced technologies and process automation that increase efficiency and extend our leadership position in operational excellence. We are leveraging our internal capabilities through strategic partnerships (e.g., Palantir Technologies, Inc.) and acquisitions to rapidly develop and deploy automation and AI solutions. Our strategic acquisitions of ASI Automation, InTouch Automation, StoneShield Engineering, Thagora Technology SRL and WIP Industrial Automation are further enhancing our automation system integration expertise. Our new facility in Rochester Hills, Michigan is an industry first site, capable of fully automated manufacturing of ComfortFlex by LearTM and ComfortMax Seat by LearTM seating systems. These strategic initiatives further advance our leadership in automotive technology and enable greater efficiency, superior quality and faster execution.
Through our products, processes, technology and strategic initiatives, we are well-positioned to capitalize on business growth opportunities. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based on the following four pillars designed to drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating through differentiated product offerings and industry-leading vertical integration capabilities;
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
For further information related to our strategy, see Item 1, "Business," in our Annual Report on Form 10-K for the year ended December 31, 2025.
Industry Overview
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle.
Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including the imposition of or increases in tariffs, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material impact on markets around the world. Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, many of the tariffs announced, implemented or threatened by the current U.S. administration apply to (a) the countries in which we do business or from which we purchase, either directly or indirectly, materials or components, including Mexico, Canada and China, and (b) the materials or components that we purchase, either directly or indirectly, or produce, including steel, aluminum and automobile parts, among others, and therefore could adversely impact our business by increasing our operating costs, requiring us to incur significant costs to transition to alternative suppliers if our mitigation efforts are unsuccessful, or negatively impacting our customers' production. In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other trade restrictions that impact industries around the world, including the automotive industry.
Although U.S. tariffs did not have a material impact on our gross profit in the first quarter of 2026, the tariff and trade landscape continues to evolve, including with respect to the type of tariff or export control, the tariff rates, the countries, components and materials to which such tariffs apply, and the existence and applicability of any exemptions, refunds or credits.
On February 20, 2026, the U.S. Supreme Court issued an opinion invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). After the U.S. Supreme Court opinion, the Court of International Trade ordered U.S. Customs and Border Protection to develop a process to refund tariffs imposed under IEEPA. In 2025, we paid approximately $80 million of IEEPA tariffs, nearly all of which were recovered from our customers. Following the U.S. Supreme Court opinion, the U.S. administration imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 to replace the IEEPA tariffs, though the scope and duration of future tariffs remain uncertain. Further, in April 2025, and revised in October 2025, the U.S. administration implemented a policy allowing U.S. automotive manufacturers to offset a portion of the cost related to tariffs imposed under Section 232 of the Trade Expansion Act of 1962 ("Section 232") through government-provided import adjustment offset amounts ("tariff offset credits"). In the first quarter of 2026, certain of our customers allocated a portion of their Section 232 tariff offset credits to us, allowing us to recover a portion of our 2025 and 2026 Section 232 tariff costs from the government (for those tariff costs already paid) and avoid a portion of our Section 232 tariff costs going forward. In 2025, we paid approximately $100 million of Section 232 tariffs, for which we were allocated Section 232 tariff offset credits by our customers in the first quarter of 2026. As a result of the U.S. Supreme Court opinion and the allocation of Section 232 tariff offset credits by our customers, certain 2025 tariff amounts are now recoverable from the government and no longer due from our customers, which resulted in lower first quarter 2026 sales and cost of sales corresponding to our 2025 IEEPA and certain Section 232 tariff costs.
In addition to tariffs in the United States and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to trilateral review and renewal in 2026. There can be no assurances that the USMCA will be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.
Further, the U.S. and other governments could impose additional sanctions, export controls or other trade restrictions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions). The current trade environment could impact the status of other trade agreements between the United States and countries other than Canada and Mexico.
We are monitoring the evolving trade landscape, as the actual impacts of tariffs and other trade restrictions on our business, financial condition and results of operations continue to be subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs or restrictions may have on consumer demand and global automotive production volumes, the duration of such tariffs or trade restrictions, future changes in the amounts and scope of tariffs, the potential withdrawal of such tariffs or restrictions, in whole or in part, the scope and effective date of any exemptions or credits with respect to such tariffs, countermeasures that target countries may take in response to such tariffs, the impact such tariffs may have on our customers and our supply chain, and whether and to what extent such tariffs are impacted by judicial review. To mitigate the impact of tariffs, we have entered into contractual agreements with our customers to recover substantially all tariff costs incurred to date; however, no assurance can be provided that our customers will continue to provide such recovery. In addition, we have implemented certain actions, and continue to consider others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including, without limitation, participating in efforts to inform the U.S. and certain foreign administrations and legislatures of the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. To date, our mitigation efforts have been successful; however, no assurance can be given that future government actions will not adversely impact our customers' production or undermine our mitigation efforts, which could in turn adversely impact our business, financial condition and results of operations.

In addition to the above, the ongoing conflict in Iran and geopolitical tensions in the region could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, and heighten inflationary pressures on our costs and supply chain. We are continuing to evaluate the evolving macroeconomic environment; however, at this time, these factors have not had a material impact on our operations, our financial condition or our operating results. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2025 remained approximately 2% below 2017 peak levels, and 2025 industry production levels in North America and Europe, our two largest markets, remained approximately 11% and 24%, respectively, below prior peak levels. Industry production in 2026 is expected to decrease approximately 2% as compared to 2025 (based on April 2026 S&P Global Mobility projections). On a Lear sales-weighted basis(1), industry production in 2026 is expected to decrease approximately 2% as compared to 2025.
(1)     The production change on a Lear sales-weighted basis is calculated using Lear's prior year regional sales mix. Management believes this provides a more meaningful comparison of our global revenue growth relative to global vehicle production.
For a description of risks related to tariffs and other trade restrictions, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
Global automotive industry production volumes in certain key regions in the first three months of 2026, as compared to the first three months of 2025, are shown below (in thousands of units):

	Three Months Ended
	April 4, 2026 (1)	March 29, 2025 (1) (2)	% Change
North America	3,691.6	3,767.3	(2)%
Europe and Africa	4,422.6	4,471.1	(1)%
Asia	12,022.0	12,482.3	(4)%
South America	697.3	674.6	3%
Other	344.6	528.5	(35)%
Global automotive industry production	21,178.1	21,923.8	(3)%
(1)    Production data based on S&P Global Mobility.
(2)    Production data for 2025 has been updated from our first quarter 2025 Quarterly Report on Form 10-Q to reflect actual production levels.
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

Our percentage of consolidated net sales by region in the first three months of 2026 and 2025 is shown below:

	Three Months Ended
	April 4, 2026	March 29, 2025
North America	38%	40%
Europe and Africa	40%	37%
Asia	19%	20%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 62.8% in the first three months of 2026, as compared to 63.5% in the first three months of 2025. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. Our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. We have developed and implemented additional strategies to mitigate the impact of any such cost increases, including the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Certain of these strategies may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, have more than offset the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase further or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Operational Restructuring
In the first three months of 2026, we incurred pretax restructuring costs of $42 million and related manufacturing inefficiency and other charges of approximately $1 million, as compared to pretax restructuring costs of $84 million and related manufacturing inefficiency and other charges of approximately $4 million in the first three months of 2025. None of the individual restructuring actions initiated in the first three months of 2026 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $45 million of additional restructuring costs related to activities initiated as of April 4, 2026, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). As of April 4, 2026, we have repurchased, in aggregate, $6.0 billion of our outstanding common stock, at an average price of $95.25 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $700 million, which expires on December 31, 2026. In the first three months of 2026, we repurchased $75 million of our outstanding common stock.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter of 2026.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended April 4, 2026 and March 29, 2025, we recognized net tax benefits of $17 million and $9 million, respectively, related to restructuring charges and various other items.

Our results for the three months ended April 4, 2026 and March 29, 2025, reflect the following items (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Costs related to restructuring actions, including manufacturing inefficiencies and other charges of $1 million and $4 million in the three months ended April 4, 2026 and March 29, 2025, respectively	$43	$88
Loss related to disposal of a non-core business	—	3
Disposal costs	—	1
Recoveries related to Russian operations, net	—	(1)
Foreign exchange losses due to foreign exchange rate volatility related to Russia	1	—
Tax benefit, net	(17)	(9)
For further information regarding these items, see Note 2, "Restructuring," Note 11, "Other Expense, Net," and Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 4, 2026		March 29, 2025
Net sales
Seating	$4,404.4	75.6%	$4,151.1	74.7%
E-Systems	1,418.4	24.4	1,409.2	25.3
Net sales	5,822.8	100.0	5,560.3	100.0
Cost of sales	5,372.5	92.3	5,201.1	93.5
Gross profit	450.3	7.7	359.2	6.5
Selling, general and administrative expenses	190.3	3.3	172.4	3.1
Amortization of intangible assets	5.0	0.1	5.2	0.1
Interest expense, net	25.6	0.4	25.8	0.4
Other expense, net	12.7	0.2	20.4	0.4
Provision for income taxes	38.4	0.7	45.2	0.8
Equity in net income of affiliates	(14.4)	(0.3)	(12.3)	(0.2)
Net income attributable to noncontrolling interests	20.4	0.3	21.8	0.4
Net income attributable to Lear	$172.3	3.0%	$80.7	1.5%
Three Months Ended April 4, 2026 vs. Three Months Ended March 29, 2025
Net sales in the first quarter of 2026 were $5.8 billion, as compared to $5.6 billion in the first quarter of 2025, an increase of $263 million or 5%. The impact of foreign exchange rate fluctuations and higher production volumes on Lear platforms in North America and Europe/Africa increased net sales by $274 million and $250 million, respectively. These increases were partially offset by the reversal of certain 2025 tariff recoveries and the impact of selling price reductions.

(in millions)	Cost of Sales
First quarter 2025	$5,201.1
Material cost	126.3
Labor cost	92.7
Depreciation	2.9
Other	(50.5)
First quarter 2026	$5,372.5
Cost of sales was $5.4 billion in the first quarter of 2026, as compared to $5.2 billion in the first quarter of 2025. The impact of foreign exchange rate fluctuations and higher production volumes on Lear platforms increased costs of sales. These increases were partially offset by the reversal of certain 2025 tariff costs, which reduced cost of sales.
Gross profit and gross margin were $450 million and 7.7% of net sales, respectively, in the first quarter of 2026, as compared to $359 million and 6.5% of net sales, respectively, in the first quarter of 2025. Higher production volumes on Lear platforms in North America and Europe/Africa and the impact of foreign exchange rate fluctuations increased gross profit by $41 million and $16 million, respectively. The impact of favorable operating performance, including the benefit of restructuring actions, and lower restructuring costs was partially offset by selling price reductions. These factors had a corresponding impact on gross margin. Although the reversal of certain 2025 tariff recoveries and tariff costs did not have a significant impact on gross profit, gross margin was positively impacted, as net sales decreased without a corresponding decrease in gross profit.
Selling, general and administrative expenses, including engineering and development expenses, were $190 million in the first quarter of 2026, as compared to $172 million in the first quarter of 2025. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the first quarter of 2026, as compared to 3.1% in the first quarter of 2025.
Amortization of intangible assets was $5 million in the first quarters of 2026 and 2025.
Interest expense, net was $26 million in the first quarters of 2026 and 2025.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $13 million in the first quarter of 2026, as compared to $20 million in the first quarter of 2025. In the first quarters of 2026 and 2025, we recognized foreign exchange losses of $5 million and $10 million, respectively, including losses of $2 million in the first quarter of 2025 related to the hyper-inflationary environment and significant currency devaluation in Argentina. In the first quarter of 2025, we also recognized a loss of $3 million on the disposal of a non-core business.
In the first quarter of 2026, the provision for income taxes was $38 million, representing an effective tax rate of 17.7% on pretax income before equity in net income of affiliates of $217 million. In the first quarter of 2025, the provision for income taxes was $45 million, representing an effective tax rate of 33.4% on pretax income before equity in net income of affiliates of $135 million, for the reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2026 and 2025, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarters of 2026 and 2025, we recognized net tax benefits of $17 million and $9 million, respectively, related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the first quarters of 2026 and 2025 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $14 million in the first quarter of 2026, as compared to $12 million in the first quarter of 2025.
Net income attributable to Lear was $172 million, or $3.34 per diluted share, in the first quarter of 2026, as compared to $81 million, or $1.49 per diluted share, in the first quarter of 2025. Net income and diluted net income per share increased for the reasons described above.
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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$4,404.4	$4,151.1
Segment earnings (1)	277.4	215.7
Margin	6.3%	5.2%
(1)     See definition above.

Seating net sales were $4.4 billion in the first quarter of 2026, as compared to $4.2 billion in the first quarter of 2025, an increase of $253 million or 6%. The impact of foreign exchange rate fluctuations, higher production volumes on Lear platforms and new business increased net sales by $194 million, $128 million and $59 million, respectively. These increases were partially offset by the reversal of certain 2025 tariff recoveries and the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $277 million and 6.3% in the first quarter of 2026, as compared to $216 million and 5.2% in the first quarter of 2025. Higher production volumes on Lear platforms and the impact of foreign exchange rate fluctuations increased segment earnings by $24 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was partially offset by selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$1,418.4	$1,409.2
Segment earnings (1)	73.3	55.5
Margin	5.2%	3.9%
(1)    See definition above.
E-Systems net sales in the first quarter of both 2026 and 2025 were $1.4 billion, an increase of $9 million or 1%. The impact of foreign exchange rate fluctuations, higher production volumes on Lear platforms increased net sales by $80 million and $61 million, respectively. These increases were largely offset by the reversal of certain 2025 tariff recoveries and the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $73 million and 5.2% in the first quarter of 2026, as compared to $56 million and 3.9% in the first quarter of 2025. Higher production volumes on Lear platforms and the impact of foreign exchange rate fluctuations increased segment earnings by $18 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by selling price reductions.
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$—	$—
Segment earnings (1)	(95.7)	(89.6)
Margin	N/A	N/A
(1)    See definition above.
Segment earnings related to our other category were ($96) million in the first quarter of 2026, as compared to ($90) million in the first quarter of 2025.
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

As of April 4, 2026 and December 31, 2025, cash and cash equivalents of $645 million and $741 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Adequacy of Liquidity Sources
As of April 4, 2026, we had $0.9 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our unsecured revolving credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
A summary of net cash provided by (used in) operating activities is shown below (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$343	$250	$93
Net change in working capital items:
Accounts receivable	(292)	(566)	274
Inventories	(65)	(48)	(17)
Accounts payable	369	324	45
Accrued liabilities and other	(221)	(103)	(118)
Net change in working capital items	(209)	(393)	184
Other	(36)	15	(51)
Net cash provided by (used in) operating activities	$98	$(128)	$226

Net cash used in investing activities	$(119)	$(67)	$(52)

Net cash used in financing activities	$(138)	$(84)	$(54)
Operating Activities
Operating cash flow was a source of $98 million of cash in the first three months of 2026, as compared to a use of $128 million of cash in the first three months of 2025. The increase in operating cash flow reflects higher earnings and a decrease in working capital cash usage in the first three months of 2026, as compared to the first three months of 2025.

Investing Activities
Net cash used in investing activities was $119 million in the first three months of 2026, as compared to $67 million in the first three months of 2025. In the first three months of 2025, we received proceeds of $36 million related to the sale of a non-core business in the Company's Seating segment. Capital spending was $125 million in the first three months of 2026, as compared to $104 million in the first three months of 2025. Capital spending is estimated to be $660 million in 2026.
Financing Activities
Net cash used in financing activities was $138 million in the first three months of 2026, as compared to $84 million in the first three months of 2025. In the first three months of 2026, we paid $75 million for repurchases of our common stock and $43 million in dividends to Lear shareholders. In the first three months of 2025, we paid $25 million for repurchases of our common stock, $43 million in dividends to Lear shareholders and $6 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 4, 2026 and December 31, 2025, we had lines of credit from banks totaling $378 million and $383 million, respectively. As of April 4, 2026 and December 31, 2025, we had short-term debt balances outstanding related to draws on our lines of credit of $28 million.
Senior Notes and Credit Agreement
For further information related to our senior notes and credit agreement, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 5, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Common Stock Share Repurchase Program and Quarterly Cash Dividends
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 85% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. We have developed and implemented additional strategies to mitigate the impact of any such cost increases, including the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Certain of these strategies may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, have more than offset the adverse impact. However, no assurances can be provided that these costs will continue to be offset in the future. If these costs increase further, it could have an adverse impact on our operating results in the foreseeable future.
See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2025.

For further information related to the financial instruments described above, see Note 17, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of April 4, 2026, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters of $14 million. In addition, as of April 4, 2026, we had recorded reserves for warranty and recall matters of $38 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2026.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 18, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
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
•risks associated with conducting business in foreign countries, including the risk of war (including the war with Iran) or other geopolitical conflicts;
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
•the impact of changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities on our profitability; and
•other risks, described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other Securities and Exchange Commission filings.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 4, 2026	December 31, 2025
Notional amount (contract maturities < 36 months)	$3,286	$3,069
Fair value	201	202
As of April 4, 2026 and December 31, 2025, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% adverse move in foreign currency exchange rates would result in a loss of approximately $277 million and $292 million, respectively.
As of April 4, 2026 and December 31, 2025, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% favorable move in foreign currency exchange rates would result in a gain of approximately $332 million and $351 million, respectively.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 4, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025. For a description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
For a description of our risk factors, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $699.7 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended April 4, 2026, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2026 through January 31, 2026	—	$—	—	$774.7
February 1, 2026 through February 28, 2026	—	$—	—	$774.7
March 1, 2026 through April 4, 2026	630,804	$118.91	630,804	$699.7
Total	630,804	$118.91	630,804	$699.7
ITEM 5 — OTHER INFORMATION
RULE 10b5-1 TRADING PLAN
Insider Adoption or Termination of Trading Arrangements
During the three months ended April 4, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, except as set forth below.
On March 2, 2026, Jason M. Cardew, the Company's Senior Vice President and Chief Financial Officer, adopted a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Act of 1934, as amended. The trading plan provides for the sale of up to 12,000 shares of the Company's common stock during a period ending on December 31, 2026, subject to the terms and conditions of the plan.

ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan, as amended and restated on May 14, 2023.
**	10.2	*	Form of Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan, as amended and restated on May 14, 2023.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
***	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
****	101.INS		XBRL Instance Document.
*****	101.SCH		XBRL Taxonomy Extension Schema Document.
*****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
*****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
*****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
*****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
****	104		Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
*****	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	May 1, 2026	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer