Form 10-Q
period 2026-07-04
LEAR CORP
filed 2026-07-31
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2026, the number of shares outstanding of the registrant's common stock was 49,324,764 shares.

LEAR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JULY 4, 2026

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 4, 2026 (1)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,000.6	$1,033.0
Accounts receivable	4,210.8	3,902.8
Inventories	1,723.9	1,693.2
Other	1,450.1	1,034.0
Total current assets	8,385.4	7,663.0
LONG-TERM ASSETS:
Property, plant and equipment, net	2,864.7	2,913.1
Goodwill	1,777.1	1,777.8
Other	2,623.3	2,489.2
Total long-term assets	7,265.1	7,180.1
Total assets	$15,650.5	$14,843.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$28.8	$27.9
Accounts payable and drafts	3,931.0	3,416.5
Accrued liabilities	2,418.4	2,219.0
Current portion of long-term debt	4.0	3.7
Total current liabilities	6,382.2	5,667.1
LONG-TERM LIABILITIES:
Long-term debt	2,713.4	2,711.5
Other	1,230.2	1,263.5
Total long-term liabilities	3,943.6	3,975.0
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of July 4, 2026 and December 31, 2025	0.6	0.6
Additional paid-in capital	1,097.0	1,111.1
Common stock held in treasury, 15,037,974 and 13,924,658 shares as of July 4, 2026 and December 31, 2025, respectively, at cost	(1,867.6)	(1,721.3)
Retained earnings	6,473.1	6,189.0
Accumulated other comprehensive loss	(522.4)	(544.3)
Lear Corporation shareholders' equity	5,180.7	5,035.1
Noncontrolling interests	144.0	165.9
Equity	5,324.7	5,201.0
Total liabilities and equity	$15,650.5	$14,843.1
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$6,209.4	$6,030.4	$12,032.2	$11,590.7

Cost of sales	5,739.1	5,591.3	11,111.6	10,792.4
Selling, general and administrative expenses	197.5	186.3	387.8	358.7
Amortization of intangible assets	4.9	4.7	9.9	9.9
Interest expense, net	24.2	25.4	49.8	51.2
Other expense, net	2.8	5.2	15.5	25.6
Consolidated income before provision for income taxes and equity in net income of affiliates	240.9	217.5	457.6	352.9
Provision for income taxes	48.5	41.6	86.9	86.8
Equity in net income of affiliates	(19.3)	(16.0)	(33.7)	(28.3)
Consolidated net income	211.7	191.9	404.4	294.4
Less: Net income attributable to noncontrolling interests	18.9	26.7	39.3	48.5
Net income attributable to Lear	$192.8	$165.2	$365.1	$245.9

Basic net income per share attributable to Lear (Note 13)	$3.83	$3.07	$7.20	$4.57

Diluted net income per share attributable to Lear (Note 13)	$3.79	$3.06	$7.13	$4.54

Cash dividends declared per share	$0.77	$0.77	$1.54	$1.54

Average common shares outstanding	50,302,285	53,764,586	50,678,872	53,839,060

Average diluted shares outstanding	50,822,013	54,056,107	51,190,661	54,140,315

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$241.5	$503.4	$431.0	$790.6
Less: Comprehensive income attributable to noncontrolling interests	21.2	28.1	44.0	50.6
Comprehensive income attributable to Lear	$220.3	$475.3	$387.0	$740.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2026
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at April 4, 2026	$0.6	$1,084.7	$(1,769.3)	$6,320.5	$(549.9)	$5,086.6
Comprehensive income:
Net income	—	—	—	192.8	—	192.8
Other comprehensive income	—	—	—	—	27.5	27.5
Total comprehensive income	—	—	—	192.8	27.5	220.3
Stock-based compensation	—	15.4	—	—	—	15.4
Net issuance of 22,051 shares held in treasury in settlement of stock-based compensation	—	(3.1)	2.6	—	—	(0.5)
Repurchase of 735,873 shares of common stock at average price of $135.89 per share	—	—	(100.9)	—	—	(100.9)
Dividends declared to Lear Corporation shareholders	—	—	—	(40.2)	—	(40.2)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 4, 2026	$0.6	$1,097.0	$(1,867.6)	$6,473.1	$(522.4)	$5,180.7

	Six Months Ended July 4, 2026
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Shareholders' Equity
Balance at January 1, 2026	$0.6	$1,111.1	$(1,721.3)	$6,189.0	$(544.3)	$5,035.1
Comprehensive income:
Net income	—	—	—	365.1	—	365.1
Other comprehensive income	—	—	—	—	21.9	21.9
Total comprehensive income	—	—	—	365.1	21.9	387.0
Stock-based compensation	—	37.9	—	—	—	37.9
Net issuance of 253,361 shares held in treasury in settlement of stock-based compensation	—	(52.0)	30.1	(0.8)	—	(22.7)
Repurchase of 1,366,677 shares of common stock at average price of $128.05 per share	—	—	(176.4)	—	—	(176.4)
Dividends declared to Lear Corporation shareholders	—	—	—	(80.2)	—	(80.2)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 4, 2026	$0.6	$1,097.0	$(1,867.6)	$6,473.1	$(522.4)	$5,180.7

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2026
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at April 4, 2026	$5,086.6	$188.7	$5,275.3
Comprehensive income:
Net income	192.8	18.9	211.7
Other comprehensive income	27.5	2.3	29.8
Total comprehensive income	220.3	21.2	241.5
Stock-based compensation	15.4	—	15.4
Net issuance of 22,051 shares held in treasury in settlement of stock-based compensation	(0.5)	—	(0.5)
Repurchase of 735,873 shares of common stock at average price of $135.89 per share	(100.9)	—	(100.9)
Dividends declared to Lear Corporation shareholders	(40.2)	—	(40.2)
Dividends declared to noncontrolling interest holders	—	(65.9)	(65.9)
Balance at July 4, 2026	$5,180.7	$144.0	$5,324.7

	Six Months Ended July 4, 2026
	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2026	$5,035.1	$165.9	$5,201.0
Comprehensive income:
Net income	365.1	39.3	404.4
Other comprehensive income	21.9	4.7	26.6
Total comprehensive income	387.0	44.0	431.0
Stock-based compensation	37.9	—	37.9
Net issuance of 253,361 shares held in treasury in settlement of stock-based compensation	(22.7)	—	(22.7)
Repurchase of 1,366,677 shares of common stock at average price of $128.05 per share	(176..4)	—	(176.4)
Dividends declared to Lear Corporation shareholders	(80.2)	—	(80.2)
Dividends declared to noncontrolling interest holders	—	(65.9)	(65.9)
Balance at July 4, 2026	$5,180.7	$144.0	$5,324.7

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash Flows from Operating Activities:
Consolidated net income	$404.4	$294.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	300.5	295.9
Net change in recoverable customer engineering, development and tooling	(27.5)	(35.8)
Net change in working capital items (see below)	(74.3)	(445.9)
Other, net	(44.5)	59.9
Net cash provided by operating activities	558.6	168.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(297.3)	(229.4)
Other, net	16.2	39.6
Net cash used in investing activities	(281.1)	(189.8)
Cash Flows from Financing Activities:
Repurchases of common stock	(175.0)	(47.5)
Dividends paid to Lear Corporation shareholders	(81.2)	(84.5)
Dividends paid to noncontrolling interests	(39.8)	(44.6)
Other, net	(24.0)	17.2
Net cash used in financing activities	(320.0)	(159.4)
Effect of foreign currency translation	11.3	18.6
Net Change in Cash, Cash Equivalents and Restricted Cash	(31.2)	(162.1)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,035.3	1,055.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,004.1	$893.3

Changes in Working Capital Items:
Accounts receivable	$(326.9)	$(731.0)
Inventories	(40.7)	4.5
Accounts payable	516.2	325.1
Accrued liabilities and other	(222.9)	(44.5)
Net change in working capital items	$(74.3)	$(445.9)

Supplementary Disclosure:
Cash paid for interest	$55.4	$58.5
Cash paid for income taxes, net of refunds received	$137.6	$151.9
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2026	$91.0
Provision for employee termination benefits	61.9
Payments, utilizations and foreign currency	(113.1)
Balance at July 4, 2026	$39.8
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Employee termination benefits	$61.9	$107.7
Asset impairments:
Property, plant and equipment	2.3	3.9
Right-of-use assets	—	0.1
Contract termination (credits) costs	(0.2)	2.4
Other related costs	5.0	3.7
	$69.0	$117.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restructuring charges by income statement account are shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Cost of sales	$57.3	$104.3
Selling, general and administrative expenses	13.3	15.0
Other income, net	(1.6)	(1.5)
	$69.0	$117.8
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Seating	$20.6	$15.1	$46.9	$76.3
E-Systems	5.2	17.4	17.6	33.7
Other	1.1	1.7	4.5	7.8
	$26.9	$34.2	$69.0	$117.8
The Company expects to incur approximately $26 million and approximately $10 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of July 4, 2026, and expects that the components of such costs will be consistent with its historical experience.
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
A summary of inventories is shown below (in millions):

	July 4, 2026	December 31, 2025
Raw materials	$1,295.7	$1,254.6
Work-in-process	144.3	129.0
Finished goods	498.1	518.8
Reserves	(214.2)	(209.2)
Inventories	$1,723.9	$1,693.2
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
During the first six months of 2026 and 2025, the Company capitalized $142.8 million and $134.0 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2026 and 2025, the Company also capitalized $75.9 million and $55.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first six months of 2026 and 2025, the Company collected $207.3 million and $168.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	July 4, 2026	December 31, 2025
Other current assets	$205.9	$190.8
Other long-term assets	157.4	149.1
Recoverable customer E&D and tooling	$363.3	$339.9
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
A summary of property, plant and equipment is shown below (in millions):

	July 4, 2026	December 31, 2025
Land	$97.7	$102.9
Buildings and improvements	1,002.5	1,004.0
Machinery and equipment	6,132.1	5,984.9
Construction in progress	370.2	355.3
Total property, plant and equipment	7,602.5	7,447.1
Less – accumulated depreciation	(4,737.8)	(4,534.0)
Property, plant and equipment, net	$2,864.7	$2,913.1
Depreciation expense was $145.7 million and $143.5 million in the three months ended July 4, 2026 and June 28, 2025, respectively, and $290.6 million and $286.0 million in the six months ended July 4, 2026 and June 28, 2025, respectively.
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
In the first six months of 2026 and 2025, the Company recognized property, plant and equipment impairment charges of $2.3 million and $3.9 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first six months of 2026, the Company recognized additional property, plant and equipment impairment charges of $4.3 million. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 4, 2026, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2026	$1,375.2	$402.6	$1,777.8
Foreign currency translation and other	(5.0)	4.3	(0.7)
Balance at July 4, 2026	$1,370.2	$406.9	$1,777.1
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
There was no impairment of goodwill in the first six months of 2026 and 2025. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of July 4, 2026 and December 31, 2025, the Company had lines of credit from banks totaling $376.4 million and $382.5 million, respectively. As of July 4, 2026 and December 31, 2025, the Company had short-term debt balances outstanding related to draws on its lines of credit of $28.8 million and $27.9 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	July 4, 2026
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$50.0	$—	$—	$50.0	4.625%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(0.5)	(0.5)	549.0	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(0.9)	(0.3)	373.8	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.1)	(0.3)	348.6	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(1.8)	(0.4)	347.8	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.0)	11.4	631.4	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.4)	(0.5)	346.1	3.558%
Other	70.7	—	—	70.7	N/A
	$2,720.7	$(12.7)	$9.4	2,717.4
Less — Current portion				(4.0)
Long-term debt				$2,713.4

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
As of July 4, 2026, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's amended and restated $2.0 billion unsecured revolving credit agreement (the "Credit Agreement") matures July 24, 2030.
In the six months ended July 4, 2026 and June 28, 2025, there were no borrowings or repayments under the Credit Agreement. As of July 4, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of July 4, 2026, the ranges and rates are as follows (in percentages):

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of July 4, 2026	Minimum	Maximum	Rate as of July 4, 2026
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of July 4, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
As of July 4, 2026 and December 31, 2025, the Company had $50.0 million outstanding under its unsecured delayed-draw term loan facility (the "Term Loan"), which matures September 30, 2027.
Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 0.875% to 1.375%. As of July 4, 2026, the interest rate was 4.625%. The Term Loan contains the same covenants as the Credit Agreement.
As of July 4, 2026, the Company was in compliance with all covenants under the Term Loan.
Other
As of July 4, 2026 and December 31, 2025, other long-term debt, including the current portion, consisted of amounts outstanding under unsecured working capital loans and finance lease agreements.
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
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	July 4, 2026	December 31, 2025
Right-of-use assets under operating leases:
Other long-term assets	$732.2	$722.4
Lease obligations under operating leases:
Accrued liabilities	$172.5	$169.4
Other long-term liabilities	597.0	594.9
	$769.5	$764.3
Maturities of lease obligations are shown below (in millions):

July 4, 2026
2026 (1)	$103.0
2027	187.7
2028	152.9
2029	112.4
2030	89.5
Thereafter	230.2
Total undiscounted cash flows	875.7
Less: Imputed interest	(106.2)
Lease obligations under operating leases	$769.5
(1)     For the remaining six months.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the second quarter of 2026, the Company entered into an operating lease with a lease term of ten years that is expected to commence in the second quarter of 2027. The right-of-use asset and related lease obligation are expected to be approximately $46 million.
In 2025, the Company entered into an operating lease with a lease term of fifteen years that is expected to commence in the fourth quarter of 2026. The right-of-use asset and related lease obligation are expected to be approximately $11 million.
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$104.8	$69.6
Operating cash flows:
Cash paid related to operating lease obligations	$102.2	$96.9
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease expense	$51.5	$48.6	$100.7	$95.7
Short-term lease expense	6.3	5.3	12.4	10.5
Variable lease expense	2.6	1.6	5.4	3.3
Total lease expense	$60.4	$55.5	$118.5	$109.5
The Company incurred usage-based employee transportation costs of $11.4 million and $10.7 million in the three months ended July 4, 2026 and June 28, 2025, respectively, and $21.5 million and $21.0 million in the six months ended July 4, 2026 and June 28, 2025, respectively.
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

July 4, 2026
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net Periodic Pension Benefit Cost and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.8	$—	$1.0	$—	$1.7	$—	$1.9
Interest cost	4.5	4.0	4.5	3.9	8.8	7.9	9.0	7.6
Expected return on plan assets	(4.2)	(3.6)	(4.1)	(3.9)	(8.3)	(7.2)	(8.2)	(7.6)
Amortization of actuarial loss	0.3	0.4	0.3	0.4	0.4	0.8	0.3	0.8
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.6	$1.6	$0.7	$1.4	$0.8	$3.2	$1.0	$2.7
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.3	$0.1	$0.7	$0.4	$0.7	$0.3
Amortization of actuarial gain	(0.6)	—	(0.7)	—	(1.2)	—	(1.4)	(0.1)
Amortization of prior service credit	(0.1)	—	—	—	(0.1)	—	—	—
Net periodic benefit (credit) cost	$(0.3)	$0.2	$(0.4)	$0.1	$(0.6)	$0.4	$(0.7)	$0.2
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2026 and 2025, revenue recognized related to prior years represented approximately 1% of consolidated net sales (excluding the reversal of certain 2025 tariff recoveries in the first six months of 2026). The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of July 4, 2026 and December 31, 2025, there were no significant contract liabilities recorded. Further, in the first six months of 2026 and 2025, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	July 4, 2026			June 28, 2025
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,039.1	$459.3	$2,498.4	$1,989.4	$529.9	$2,519.3
Europe and Africa	1,611.6	714.8	2,326.4	1,513.6	649.6	2,163.2
Asia	811.0	314.4	1,125.4	834.7	309.9	1,144.6
South America	162.4	96.8	259.2	136.2	67.1	203.3
	$4,624.1	$1,585.3	$6,209.4	$4,473.9	$1,556.5	$6,030.4

	Six Months Ended
	July 4, 2026			June 28, 2025
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,948.3	$773.7	$4,722.0	$3,795.3	$972.8	$4,768.1
Europe and Africa	3,194.7	1,432.6	4,627.3	2,962.0	1,263.3	4,225.3
Asia	1,575.4	634.9	2,210.3	1,611.0	605.2	2,216.2
South America	310.1	162.5	472.6	256.7	124.4	381.1
	$9,028.5	$3,003.7	$12,032.2	$8,625.0	$2,965.7	$11,590.7

(11) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Other expense	$14.7	$14.1	$25.6	$34.4
Other income	(11.9)	(8.9)	(10.1)	(8.8)
Other expense, net	$2.8	$5.2	$15.5	$25.6
In the three and six months ended July 4, 2026, other expense includes net foreign currency transaction losses of $8.8 million and $13.7 million, respectively, including losses of $0.8 million and $0.5 million, respectively, related to the hyper-inflationary environment in Argentina.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended July 4, 2026 and June 28, 2025, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Provision for income taxes	$48.5	$41.6	$86.9	$86.8
Pretax income before equity in net income of affiliates	$240.9	$217.5	$457.6	$352.9
Effective tax rate	20.1%	19.1%	19.0%	24.6%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Restructuring charges and various other items	$23.4	$22.9
Tax reserves and audit settlements	2.7	3.4
Valuation allowances on deferred tax assets	0.8	(0.6)
Share-based compensation	0.3	(1.5)
	$27.2	$24.2
Excluding the items above, the effective tax rate for the first six months of 2026 and 2025 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income attributable to Lear	$192.8	$165.2	$365.1	$245.9

Average common shares outstanding	50,302,285	53,764,586	50,678,872	53,839,060
Dilutive effect of common stock equivalents	519,728	291,521	511,789	301,255
Average diluted shares outstanding	50,822,013	54,056,107	51,190,661	54,140,315

Basic net income per share attributable to Lear	$3.83	$3.07	$7.20	$4.57

Diluted net income per share attributable to Lear	$3.79	$3.06	$7.13	$4.54

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
Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, in the three and six months ended July 4, 2026, is shown below (in millions):

	Three Months Ended July 4, 2026	Six Months Ended July 4, 2026
Defined benefit plans:
Balance at beginning of period	$(99.9)	$(100.7)
Reclassification adjustments	(0.1)	(0.2)
Other comprehensive income recognized during the period	0.8	1.7
Balance at end of period	$(99.2)	$(99.2)
Derivative instruments and hedging:
Balance at beginning of period	$147.3	$146.2
Reclassification adjustments (net of tax benefit of $9.7 million and $17.3 million in the three and six months ended July 4, 2026, respectively)	(39.7)	(69.0)
Other comprehensive income recognized during the period (net of tax expense of $17.7 million and $25.6 million in the three and six months ended July 4, 2026, respectively)	70.4	100.8
Balance at end of period	$178.0	$178.0
Foreign currency translation:
Balance at beginning of period	$(597.3)	$(589.8)
Other comprehensive loss recognized during the period (net of tax expense of $1.9 million and $1.5 million in the three and six months ended July 4, 2026, respectively)	(3.9)	(11.4)
Balance at end of period	$(601.2)	$(601.2)

Total accumulated other comprehensive loss	$(522.4)	$(522.4)
In the three months ended July 4, 2026, foreign currency translation adjustments are primarily related to the weakening of the Euro, relative to the U.S. dollar, offset by the strengthening of the Chinese renminbi, and include pretax losses of $3.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the six months ended July 4, 2026, foreign currency translation adjustments are primarily related to the weakening of the Euro, relative to the U.S. dollar, offset by the strengthening of the Chinese renminbi and, to a lesser extent, the Brazilian real, and include pretax losses $3.2 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and six months ended July 4, 2026, foreign currency translation adjustments also include net investment hedge gains of $0.2 million and $6.9 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes in accumulated other comprehensive loss, net of tax, in the three and six months ended June 28, 2025, is shown below (in millions):

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
In the three and six months ended June 28, 2025, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real and the Chinese renminbi, relative to the U.S. dollar.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases. As of July 4, 2026, the Company has repurchased, in aggregate, $6.1 billion of its outstanding common stock, at an average price of $95.72 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $599.7 million, which expires on December 31, 2026.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases and the remaining repurchase authorization are shown below (in millions, except for share and per share amounts):

Six Months Ended July 4, 2026				As of July 4, 2026
Aggregate Repurchases (1)	Cash Paid for Repurchases (1)	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$175.0	$175.0	1,366,677	$128.05	$599.7
(1)     Excludes excise tax and commissions.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2026 and 2025.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Dividends declared	$80.2	$86.1
Dividends paid	81.2	84.5
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(15) Legal and Other Contingencies
As of July 4, 2026 and December 31, 2025, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $15.5 million and $13.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters in the six months ended July 4, 2026, is shown below (in millions):

Balance at January 1, 2026	$39.9
Expense, net (including changes in estimates)	6.9
Settlements	(8.5)
Foreign currency translation and other	(0.9)
Balance at July 4, 2026	$37.4
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
As of July 4, 2026 and December 31, 2025, the Company had recorded environmental reserves of $4.8 million and $4.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended July 4, 2026
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,624.1	$1,585.3	$—	$6,209.4
Intersegment revenues (1)	0.7	71.8	(72.5)	—
Less (2):
Cost of sales	4,232.0	1,532.2	(25.1)	5,739.1
Gross margin	392.8	124.9	(47.4)	470.3
Selling, general and administrative	101.6	35.4	60.5	197.5
Amortization of intangibles	3.1	1.8	—	4.9
Intersegment support activities	1.9	2.6	(4.5)	—
Segment earnings (3)	$286.2	$85.1	$(103.4)	267.9
Reconciliation of segment earnings:
Interest expense, net				24.2
Other expense, net				2.8
Consolidated income before provision for income taxes and equity in net income of affiliates				$240.9

	Three Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,473.9	$1,556.5	$—	$6,030.4
Intersegment revenues (1)	2.9	68.7	(71.6)	—
Less (2):
Cost of sales	4,092.0	1,528.6	(29.3)	5,591.3
Gross margin	384.8	96.6	(42.3)	439.1
Selling, general and administrative	95.8	37.2	53.3	186.3
Amortization of intangibles	2.9	1.8	—	4.7
Intersegment support activities	1.6	2.4	(4.0)	—
Segment earnings (3)	$284.5	$55.2	$(91.6)	248.1
Reconciliation of segment earnings:
Interest expense, net				25.4
Other expense, net				5.2
Consolidated income before provision for income taxes and equity in net income of affiliates				$217.5

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended July 4, 2026
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$9,028.5	$3,003.7	$—	$12,032.2
Intersegment revenues (1)	1.0	143.9	(144.9)	—
Less (2):
Cost of sales	8,256.6	2,909.0	(54.0)	11,111.6
Gross margin	772.9	238.6	(90.9)	920.6
Selling, general and administrative	199.5	71.3	117.0	387.8
Amortization of intangibles	6.2	3.7	—	9.9
Intersegment support activities	3.6	5.2	(8.8)	—
Segment earnings (3)	$563.6	$158.4	$(199.1)	522.9
Reconciliation of segment earnings:
Interest expense, net				49.8
Other expense, net				15.5
Consolidated income before provision for income taxes and equity in net income of affiliates				$457.6

	Six Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,625.0	$2,965.7	$—	$11,590.7
Intersegment revenues (1)	4.1	132.1	(136.2)	—
Less (2):
Cost of sales	7,937.9	2,906.0	(51.5)	10,792.4
Gross margin	691.2	191.8	(84.7)	798.3
Selling, general and administrative	181.3	72.7	104.7	358.7
Amortization of intangibles	6.3	3.6	—	9.9
Intersegment support activities	3.4	4.8	(8.2)	—
Segment earnings (3)	$500.2	$110.7	$(181.2)	429.7
Reconciliation of segment earnings:
Interest expense, net				51.2
Other expense, net				25.6
Consolidated income before provision for income taxes and equity in net income of affiliates				$352.9

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other segment related disclosures are shown below (in millions):

	Three Months Ended July 4, 2026
	Seating	E-Systems	Other	Consolidated
Depreciation	$97.0	$44.4	$4.3	$145.7
Capital expenditures	115.2	54.3	3.2	172.7

	Three Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$92.3	$45.7	$5.5	$143.5
Capital expenditures	86.4	35.3	3.7	125.4

	Six Months Ended July 4, 2026
	Seating	E-Systems	Other	Consolidated
Depreciation	$193.4	$88.1	$9.1	$290.6
Capital expenditures	196.2	93.5	7.6	297.3
Inventories	884.6	839.3	—	1,723.9
Total assets	9,292.6	4,126.2	2,231.7	15,650.5

	Six Months Ended June 28, 2025
	Seating	E-Systems	Other	Consolidated
Depreciation	$183.1	$92.1	$10.8	$286.0
Capital expenditures	156.8	64.0	8.6	229.4
Inventories	866.8	817.2	—	1,684.0
Total assets	9,049.8	4,225.9	2,046.4	15,322.1
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

	July 4, 2026	December 31, 2025
Estimated aggregate fair value (1)	$2,405.8	$2,422.3
Aggregate carrying value (1) (2)	2,650.0	2,650.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	July 4, 2026	June 28, 2025
Balance sheet:
Cash and cash equivalents	$1,000.6	$887.9
Restricted cash included in other current assets	2.0	5.4
Restricted cash included in other long-term assets	1.5	—
Statement of cash flows:
Cash, cash equivalents and restricted cash	$1,004.1	$893.3
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of July 4, 2026 and December 31, 2025, accounts receivable are reflected net of reserves of $26.7 million and $28.4 million, respectively. Changes in expected credit losses were not significant in the first six months of 2026.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	July 4, 2026	December 31, 2025
Other current assets	$6.1	$10.1
Other long-term assets	101.5	96.3
	$107.6	$106.4
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
Equity Securities Without Readily Determinable Fair Values
As of July 4, 2026 and December 31, 2025, investments in equity securities without readily determinable fair values of $8.7 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $19.6 million.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended July 4, 2026 and June 28, 2025, contra interest expense on net investment hedges of $2.0 million and $1.5 million, respectively, is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	July 4, 2026	December 31, 2025
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$153.7	$127.6
Other long-term assets	87.8	73.9
Other current liabilities	(1.3)	(0.5)
Other long-term liabilities	(0.4)	(0.1)
	239.8	200.9
Notional amount	$2,588.6	$2,728.8
Outstanding maturities in months, not to exceed	36	36
Fair value of derivatives designated as net investment hedges:
Other current liabilities	$(6.5)	$(11.0)
Other long-term liabilities	(2.6)	(5.1)
	(9.1)	(16.1)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	35	41
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$1.0	$1.7
Other current liabilities	(0.4)	(0.9)
	0.6	0.8
Notional amount	$364.1	$340.5
Outstanding maturities in months, not to exceed	1	1
Total fair value	$231.3	$185.6
Total notional amount	$3,252.7	$3,369.3
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$88.1	$152.5	$126.4	$235.1
Net investment hedge contracts	0.2	(18.1)	6.9	(24.2)
	88.3	134.4	133.3	210.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	—	—	(0.1)	(0.5)
Cost of sales	(50.0)	0.9	(87.4)	13.4
Interest expense, net	0.6	0.6	1.2	1.2
	(49.4)	1.5	(86.3)	14.1
Comprehensive income	$38.9	$135.9	$47.0	$225.0
As of July 4, 2026 and December 31, 2025, pretax net gains of $239.3 million and $192.3 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$152.4
Interest rate swap contracts	(2.4)
Total	$150.0
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of July 4, 2026 and December 31, 2025, are shown below (in millions):

	July 4, 2026
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$240.4	Market/ Income	$—	$240.4	$—
Net investment hedge contracts	Recurring	(9.1)	Market/ Income	—	(9.1)	—
Marketable equity securities	Recurring	107.6	Market	107.6	—	—

	December 31, 2025
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$201.7	Market/ Income	$—	$201.7	$—
Net investment hedge contracts	Recurring	(16.1)	Market/ Income	—	(16.1)	—
Marketable equity securities	Recurring	106.4	Market	106.4	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 4, 2026 and December 31, 2025, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2026.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the six months ended July 4, 2026, the Company completed impairment assessments and recorded related impairment charges of $6.6 million related to its property, plant and equipment.
In the six months ended June 28, 2025, the Company completed impairment assessments and recorded related impairment charges of $3.9 million and $0.1 million, respectively, related to its property, plant and equipment and right-of-use assets.
The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of July 4, 2026, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
Lear is built on a strong foundation and culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These financial goals and objectives include continuing to deliver profitable growth while balancing risks and returns, investing in product and process innovations to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and generating strong cash flow and returning excess cash to shareholders. Further, we have aligned our strategy with key trends affecting our business. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 500 vehicle nameplates worldwide as of December 31, 2025. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
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
IDEA by LearTM - Innovative. Digital. Engineered. Automated. - reflects our commitment to continue to strengthen our competitive position in both of our business segments and to enhance the efficiency of our administrative functions. IDEA by LearTM supports our strategy to drive growth and improve profitability through the development of innovative products and the utilization of advanced technologies and process automation that increase efficiency and extend our leadership position in operational excellence. We are leveraging our internal capabilities through strategic partnerships (e.g., Palantir Technologies, Inc.) and acquisitions to rapidly develop and deploy automation and AI solutions. Our strategic acquisitions of ASI Automation, InTouch Automation, StoneShield Engineering, Thagora Technology SRL and WIP Industrial Automation are further enhancing our automation system integration expertise. Our advanced manufacturing integration center in Rochester Hills, Michigan showcases our industry-leading capabilities in automation and digital tools, including fully automated ComfortFlex by LearTM, ComfortMax Seat by LearTM and FlexAir® assembly lines, as well as automated end-of-line testing, sewing and wire taping capabilities. These strategic initiatives further advance our leadership in automotive technology and enable greater efficiency, superior quality and faster execution.
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
Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including the imposition of or increases in tariffs, shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This is designed to allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material impact on markets around the world. Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. As of the date of this Report, many of the tariffs announced, implemented or threatened by the current U.S. administration apply to (a) the countries in which we do business or from which we purchase, either directly or indirectly, materials or components, including Mexico, Canada and China, and (b) the materials or components that we purchase, either directly or indirectly, or produce, including steel, aluminum and automobile parts, among others, and therefore could adversely impact our business by increasing our operating costs, requiring us to incur costs to transition to alternative suppliers if our mitigation efforts are unsuccessful, or negatively impacting our customers' production. In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other trade restrictions that impact industries around the world, including the automotive industry.
Although tariffs did not have a material impact on our gross profit in the first six months of 2026, the tariff and trade landscape continues to evolve, including with respect to the type of tariff or export control, the tariff rates, the countries, components and materials to which such tariffs apply, and the existence and applicability of any credits, refunds or exemptions. In particular, in April 2025, with revisions in October 2025, the U.S. administration implemented a policy allowing U.S. automotive manufacturers to offset a portion of the tariffs imposed under Section 232 of the Trade Expansion Act of 1962 ("auto parts tariffs") through government-provided import adjustment offset amounts ("tariff offset credits"). In addition, the U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") became subject to refund after the U.S. Supreme Court issued an opinion on February 20, 2026, invalidating such tariffs. In 2025, we paid approximately $110 million of auto parts tariffs, for which we were allocated tariff offset credits by our customers in the first six months of 2026, and $85 million of IEEPA tariffs, nearly all of which were recovered from our customers and are now subject to refund from the government.
As a result of the allocation of tariff offset credits by our customers and the U.S. Supreme Court opinion, certain 2025 tariff amounts are now recoverable from the government and no longer due from our customers, which resulted in lower first half 2026 sales and cost of sales corresponding to certain of our 2025 auto parts and all of our 2025 IEEPA tariff costs.
In addition to tariffs, during the mandatory joint review on the six-year anniversary of the United States-Mexico-Canada Agreement ("USMCA") on July 1, 2026, the United States declined to extend the USMCA for another 16-year term in its current form. This decision triggered rolling annual reviews that could lead to the agreement's expiration in 2036 if extensions are not ultimately agreed upon. While the USMCA currently remains in force, there are no assurances that the USMCA will continue to be renewed or, if renewed, any newly negotiated terms in the USMCA will not adversely affect our business. Also, the strain in U.S.-China relations presents unique risks to U.S. automotive manufacturers due to the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.
Further, the U.S. and other governments could impose additional sanctions, export controls or other trade restrictions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions). The current trade environment could impact the status of other trade agreements between the United States and countries other than Mexico, Canada or China.
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
In addition to the above, the ongoing war in Iran and geopolitical tensions in the region could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, and heighten inflationary pressures on our costs and supply chain. We are continuing to evaluate the evolving macroeconomic environment; however, at this time, these factors have not had a material impact on our operations, our financial condition or our operating results. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
Although industry production returned to pre-pandemic levels in 2023, industry production in 2025 remained approximately 2% below 2017 peak levels, and 2025 industry production levels in North America and Europe, our two largest markets, remained approximately 11% and 24%, respectively, below prior peak levels. Industry production in 2026 is expected to decrease approximately 2% as compared to 2025 (based on July 2026 Mobility Global projections). On a Lear sales-weighted basis(1), industry production in 2026 is expected to decrease approximately 2% as compared to 2025.
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
Global automotive industry production volumes in certain key regions in the first six months of 2026, as compared to the first six months of 2025, are shown below (in thousands of units):

	Six Months Ended
	July 4, 2026 (1)	June 28, 2025 (1) (2)	% Change
North America	7,668.5	7,722.3	(1)%
Europe and Africa	8,993.0	9,039.1	(1)%
Asia	25,105.3	25,381.8	(1)%
South America	1,510.8	1,431.7	6%
Other	746.4	939.7	(21)%
Global automotive industry production	44,024.0	44,514.6	(1)%
(1)    Production data based on Mobility Global.
(2)    Production data for 2025 has been updated from our second quarter 2025 Quarterly Report on Form 10-Q to reflect actual production levels.
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of raw materials and critical components, logistics issues, cybersecurity incidents, and the availability and cost of credit, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding electric and hybrid vehicles), size, configuration and features, among other factors. In light of these uncertainties, we can provide no assurances that any mitigating actions that may become available to us. Our sales and production may be further affected by new entrants to the industry, as well as various automakers and suppliers entering or expanding in certain regions, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first six months of 2026 and 2025 is shown below:

	Six Months Ended
	July 4, 2026	June 28, 2025
North America	39%	41%
Europe and Africa	39%	37%
Asia	18%	19%
South America	4%	3%
Total	100%	100%

Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. The adoption of electrified vehicles has been slower than anticipated, particularly in the United States. Demand for, and regulatory developments related to, energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) have also had a significant impact on this trend.
Our material cost as a percentage of net sales was 63.4% in the first six months of 2026, as compared to 63.7% in the first six months of 2025. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. Our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. We have developed and implemented additional strategies to mitigate the impact of any such cost increases, including the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Certain of these strategies may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers and improved manufacturing productivity through automation and other advanced technologies, have more than offset the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase further or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Operational Restructuring
In the first six months of 2026, we incurred pretax restructuring costs of $69 million and related manufacturing inefficiency and other charges of approximately $4 million, as compared to pretax restructuring costs of $118 million and related manufacturing inefficiency and other charges of approximately $2 million in the first six months of 2025. None of the individual restructuring actions initiated in the first six months of 2026 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.

Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $36 million of additional restructuring costs related to activities initiated as of July 4, 2026, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"). As of July 4, 2026, we have repurchased, in aggregate, $6.1 billion of our outstanding common stock, at an average price of $95.72 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $600 million, which expires on December 31, 2026. In the first six months of 2026, we repurchased $175 million of our outstanding common stock.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2026.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
We recognized net tax benefits of $10 million and $27 million, respectively, in the three and six months ended July 4, 2026, and $16 million and $24 million, respectively, in the three and six months ended June 28, 2025, related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
Our results for the three and six months ended July 4, 2026 and June 28, 2025, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Costs related to restructuring actions, including manufacturing inefficiencies and other (credits) charges of $3 million and $4 million, respectively, in the three and six months ended July 4, 2026, and ($2) million and $2 million, respectively, in the three and six months ended June 28, 2025	$30	$32	$73	$120
Loss related to disposal of a non-core business	—	—	—	3
Disposal costs	—	—	—	1
Term loan refinancing	—	1	—	1
Recoveries related to Fisker Inc.	—	(1)	—	(1)
Recoveries related to Russian operations, net	—	—	—	(2)
Foreign exchange losses due to foreign exchange rate volatility related to Russia	—	—	1	3
Tax benefit, net	(10)	(16)	(27)	(24)
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

Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 4, 2026		June 28, 2025		July 4, 2026		June 28, 2025
Net sales
Seating	$4,624.1	74.5%	$4,473.9	74.2%	$9,028.5	75.0%	$8,625.0	74.4%
E-Systems	1,585.3	25.5	1,556.5	25.8	3,003.7	25.0	2,965.7	25.6
Net sales	6,209.4	100.0	6,030.4	100.0	12,032.2	100.0	11,590.7	100.0
Cost of sales	5,739.1	92.4	5,591.3	92.7	11,111.6	92.3	10,792.4	93.1
Gross profit	470.3	7.6	439.1	7.3	920.6	7.7	798.3	6.9
Selling, general and administrative expenses	197.5	3.2	186.3	3.1	387.8	3.2	358.7	3.1
Amortization of intangible assets	4.9	0.1	4.7	0.1	9.9	0.1	9.9	0.1
Interest expense, net	24.2	0.4	25.4	0.4	49.8	0.4	51.2	0.4
Other expense, net	2.8	—	5.2	0.1	15.5	0.2	25.6	0.2
Provision for income taxes	48.5	0.8	41.6	0.7	86.9	0.7	86.8	0.8
Equity in net income of affiliates	(19.3)	(0.3)	(16.0)	(0.2)	(33.7)	(0.3)	(28.3)	(0.2)
Net income attributable to noncontrolling interests	18.9	0.3	26.7	0.4	39.3	0.4	48.5	0.4
Net income attributable to Lear	$192.8	3.1%	$165.2	2.7%	$365.1	3.0%	$245.9	2.1%
Three Months Ended July 4, 2026 vs. Three Months Ended June 28, 2025
Net sales in the second quarter of 2026 were $6.2 billion, as compared to $6.0 billion in the second quarter of 2025, an increase of $179 million or 3%. The impact of foreign exchange rate fluctuations and new business in Asia, Europe/Africa and South America increased net sales by $106 million and $94 million, respectively. These increases were partially offset by lower production volumes on Lear platforms in Asia and North America, which reduced net sales by $171 million. Commercial recoveries were partially offset by the impact of selling price reductions.

(in millions)	Cost of Sales
Second quarter 2025	$5,591.3
Material cost	116.1
Labor cost	103.3
Depreciation	3.9
Other	(75.5)
Second quarter 2026	$5,739.1
Cost of sales was $5.7 billion in the second quarter of 2026, as compared to $5.6 billion in the second quarter of 2025. The impact of foreign exchange rate fluctuations and new business increased costs of sales. These increases were partially offset by lower production volumes on Lear platforms, which reduced cost of sales.
Gross profit and gross margin were $470 million and 7.6% of net sales, respectively, in the second quarter of 2026, as compared to $439 million and 7.3% of net sales, respectively, in the second quarter of 2025. The impact of favorable operating performance, including the benefit of restructuring actions, net of selling price reductions, increased gross profit by $55 million. Gross profit also benefited from new business in Asia, Europe/Africa and South America and the impact of foreign exchange rate fluctuations by $10 million and $4 million, respectively. These increases were partially offset by lower production volumes on Lear platforms in Asia and North America, which reduced gross profit by $35 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $198 million in the second quarter of 2026, as compared to $186 million in the second quarter of 2025. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the second quarter of 2026 and 3.1% in the second quarter of 2025.

Amortization of intangible assets was $5 million in the second quarters of 2026 and 2025.
Interest expense, net was $24 million in the second quarter of 2026, as compared to $25 million in the second quarter of 2025.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $3 million in the second quarter of 2026, as compared to $5 million in the second quarter of 2025. In the second quarters of 2026 and 2025, we recognized foreign exchange losses of $9 million and $7 million, respectively, including losses of $1 million and $3 million, respectively, related to the hyper-inflationary environment in Argentina.
In the second quarter of 2026, the provision for income taxes was $49 million, representing an effective tax rate of 20.1% on pretax income before equity in net income of affiliates of $241 million. In the second quarter of 2025, the provision for income taxes was $42 million, representing an effective tax rate of 19.1% on pretax income before equity in net income of affiliates of $218 million, for the reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2026 and 2025, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarters of 2026 and 2025, we recognized net tax benefits of $10 million and $16 million, respectively, related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items. Excluding these items, the effective tax rate for the second quarters of 2026 and 2025 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $19 million in the second quarter of 2026, as compared to $16 million in the second quarter of 2025.
Net income attributable to Lear was $193 million, or $3.79 per diluted share, in the second quarter of 2026, as compared to $165 million, or $3.06 per diluted share, in the second quarter of 2025. Net income and diluted net income per share increased for the reasons described above. Diluted net income per share also benefited from a reduction in shares outstanding between periods.
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

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 4, 2026	June 28, 2025
Net sales	$4,624.1	$4,473.9
Segment earnings (1)	286.2	284.5
Margin	6.2%	6.4%
(1)     See definition above.
Seating net sales were $4.6 billion in the second quarter of 2026, as compared to $4.5 billion in the second quarter of 2025, an increase of $150 million or 3%. New business and the impact of foreign exchange rate fluctuations increased net sales by $107 million and $77 million, respectively. These increases were partially offset by lower production volumes on Lear platforms, which reduced net sales by $83 million. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $286 million and 6.2% in the second quarter of 2026, as compared to $285 million and 6.4% in the second quarter of 2025. The impact of favorable operating performance, including the benefit of operational restructuring actions, net of selling price reductions and higher restructuring costs, increased segment earnings by $11 million. Segment earnings also benefited from the impact of foreign exchange rate fluctuations by $3 million. These increases were offset by lower production volumes on Lear platforms, net of new business, which reduced segment earnings by $12 million.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 4, 2026	June 28, 2025
Net sales	$1,585.3	$1,556.5
Segment earnings (1)	85.1	55.2
Margin	5.4%	3.5%
(1)    See definition above.
E-Systems net sales in the second quarter of both 2026 and 2025 were $1.6 billion, an increase of $29 million or 2%. The impact of foreign exchange rate fluctuations increased net sales by $29 million. This increase was offset by lower production volumes on Lear platforms and the winddown of certain businesses, which reduced net sales by $31 million and $25 million, respectively. Commercial recoveries were partially offset by the impact of selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $85 million and 5.4% in the second quarter of 2026, as compared to $55 million and 3.5% in the second quarter of 2025. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs, net of selling price reductions, increased segment earnings by $40 million. This increase was partially offset by lower production volumes on Lear platforms and the winddown of certain businesses, which reduced segment earnings by $9 million.
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 4, 2026	June 28, 2025
Net sales	$—	$—
Segment earnings (1)	(103.4)	(91.6)
Margin	N/A	N/A
(1)    See definition above.
Segment earnings related to our other category were ($103) million in the second quarter of 2026, as compared to ($92) million in the second quarter of 2025, primarily reflecting higher compensation-related costs.

Six Months Ended July 4, 2026 vs. Six Months Ended June 28, 2025
Net sales for the six months ended July 4, 2026 were $12.0 billion, as compared to $11.6 billion for the six months ended June 28, 2025, an increase of $442 million or 4%. The impact of foreign exchange rate fluctuations, higher production volumes on Lear platforms in Europe/Africa and North America, and new business in Asia and South America increased net sales by $380 million, $263 million and $124 million, respectively. These increases were partially offset by the reversal of certain 2025 tariff recoveries, lower production volumes on Lear platforms in Asia and the impact of selling price reductions.

(in millions)	Cost of Sales
First six months of 2025	$10,792.4
Material cost	242.4
Labor cost	196.0
Depreciation	6.8
Other	(126.0)
First six months of 2026	$11,111.6
Cost of sales was $11.1 billion in the first six months of 2026, as compared to $10.8 billion in the first six months of 2025. The impact of foreign exchange rate fluctuations, new business and higher production volumes on Lear platforms increased costs of sales. These increases were partially offset by the reversal of certain 2025 tariff costs, which reduced cost of sales.
Gross profit and gross margin were $921 million and 7.7% of net sales, respectively, in the six months ended July 4, 2026, as compared to $798 million and 6.9% of net sales, respectively, in the six months ended June 28, 2025. The impact of favorable operating performance, including the benefit of restructuring actions, net of selling price reductions, increased gross profit by $58 million. Gross profit also benefited from higher production volumes on Lear platforms in Europe/Africa and North America and the impact of foreign exchange rate fluctuations by $39 million and $20 million, respectively. These increases were partially offset by lower production volumes on Lear platforms in Asia, which reduced gross profit by $44 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $388 million in the first six months of 2026, as compared to $359 million in the first six months of 2025. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first six months of 2026, as compared to 3.1% in the first six months of 2025.
Amortization of intangible assets was $10 million in the first six months of 2026 and 2025.
Interest expense, net was $50 million in the first six months of 2026, as compared to $51 million in the first six months of 2025.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $16 million in the six months ended July 4, 2026, as compared to $26 million in the six months ended June 28, 2025. In the first six months of 2026 and 2025, we recognized foreign exchange losses of $14 million and $17 million, respectively, including losses of $1 million and $5 million, respectively, related to the hyper-inflationary environment in Argentina. In the first six months of 2025, we also recognized a loss of $3 million on the disposal of a non-core business.
For the six months ended July 4, 2026, the provision for income taxes was $87 million, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $458 million. For the six months ended June 28, 2025, the provision for income taxes was $87 million, representing an effective tax rate of 24.6% on pretax income before equity in net income of affiliates of $353 million, for reasons described below. For further information, see Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2026 and 2025, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2026 and 2025, we recognized net tax benefits of $27 million and $24 million, respectively, related to the release of tax reserves at foreign subsidiaries, restructuring charges and various other items. Excluding these items, the effective tax rate for the first six months of 2026 and 2025 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $34 million in the first six months of 2026, as compared to $28 million in the first six months of 2025.
Net income attributable to Lear was $365 million, or $7.13 per diluted share, in the six months ended July 4, 2026, as compared to $246 million, or $4.54 per diluted share, in the six months ended June 28, 2025. Net income and diluted net income per share increased for the reasons described above. Diluted net income per share also benefited from a reduction in shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended July 4, 2026 vs. Three Months Ended June 28, 2025 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Net sales	$9,028.5	$8,625.0
Segment earnings (1)	563.6	500.2
Margin	6.2%	5.8%
(1) See definition above.
Seating net sales were $9.0 billion for the six months ended July 4, 2026, as compared to $8.6 billion for the six months ended June 28, 2025, an increase of $404 million or 5%. The impact of foreign exchange rate fluctuations, new business and higher production volumes on Lear platforms increased net sales by $271 million, $166 million and $45 million, respectively. The reversal of certain 2025 tariff recoveries and the impact of selling price reductions were partially offset by commercial recoveries.
Segment earnings, including restructuring costs, and the related margin on net sales were $564 million and 6.2% in the six months ended July 4, 2026, as compared to $500 million and 5.8% in the six months ended June 28, 2025. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs, net of selling price reductions, increased segment earnings by $42 million. Segment earnings also benefited from the impact of foreign exchange rate fluctuations and new business, net of lower production volumes on Lear platforms, by $13 million and $9 million, respectively.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Net sales	$3,003.7	$2,965.7
Segment earnings (1)	158.4	110.7
Margin	5.3%	3.7%
(1) See definition above.
E-Systems net sales in both the six months ended July 4, 2026 and the six months ended June 28, 2025 were $3.0 billion, an increase of $38 million or 1%. The impact of foreign exchange rate fluctuations and higher production volumes on Lear platforms increased net sales by $109 million and $30 million, respectively. The reversal of certain 2025 tariff recoveries and the impact of selling price reductions were partially offset by commercial recoveries.
Segment earnings, including restructuring costs, and the related margin on net sales were $158 million and 5.3% in the six months ended July 4, 2026, as compared to $111 million and 3.7% in the six months ended June 28, 2025. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs, net of selling price reductions, increased segment earnings by $44 million. Segment earnings also benefited from the impact of foreign exchange rate fluctuations by $9 million.

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 4, 2026	June 28, 2025
Net sales	$—	$—
Segment earnings (1)	(199.1)	(181.2)
Margin	N/A	N/A
(1) See definition above.
Segment earnings related to our other category were ($199) million in the first six months of 2026, as compared to ($181) million in the first six months of 2025, primarily reflecting higher compensation-related costs.
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
As of July 4, 2026 and December 31, 2025, cash and cash equivalents of $630 million and $741 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Adequacy of Liquidity Sources
As of July 4, 2026, we had $1.0 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our unsecured revolving credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our Repurchase Program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

Cash Flows
A summary of our cash flows is shown below (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$705	$590	$115
Net change in working capital items:
Accounts receivable	(327)	(731)	404
Inventories	(41)	5	(46)
Accounts payable	516	325	191
Accrued liabilities and other	(222)	(44)	(178)
Net change in working capital items	(74)	(445)	371
Other	(72)	24	(96)
Net cash provided by operating activities	$559	$169	$390

Net cash used in investing activities	$(281)	$(190)	$(91)

Net cash used in financing activities	$(320)	$(159)	$(161)
Operating Activities
Net cash provided by operating activities was $559 million in the first six months of 2026, as compared to $169 million in the first six months of 2025. The increase in operating cash flow between periods reflects higher earnings and a decrease in working capital cash usage in the first six months of 2026, as compared to the first six months of 2025.
Investing Activities
Net cash used in investing activities was $281 million in the first six months of 2026, as compared to $190 million in the first six months of 2025. In the first six months of 2025, we received proceeds of $36 million related to the sale of a non-core business in the Company's Seating segment. Capital spending was $297 million in the first six months of 2026, as compared to $229 million in the first six months of 2025. Capital spending is estimated to be $660 million in 2026.
Financing Activities
Net cash used in financing activities was $320 million in the first six months of 2026, as compared to $159 million in the first six months of 2025. In the first six months of 2026, we paid $175 million for repurchases of our common stock, $81 million in dividends to Lear shareholders and $40 million in dividends to noncontrolling interest holders. In the first six months of 2025, we paid $48 million for repurchases of our common stock, $85 million in dividends to Lear shareholders and $45 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of July 4, 2026 and December 31, 2025, we had lines of credit from banks totaling $376 million and $383 million, respectively. As of July 4, 2026 and December 31, 2025, we had short-term debt balances outstanding related to draws on our lines of credit of $29 million and $28 million, respectively.
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of July 4, 2026, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters of $16 million. In addition, as of July 4, 2026, we had recorded reserves for warranty and recall matters of $37 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2025. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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

For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2026.
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
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies ("transactional exposure"). Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Moroccan dirham and the Honduran lempira. We may mitigate a portion of this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy.
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 4, 2026	December 31, 2025
Notional amount (contract maturities < 36 months)	$2,953	$3,069
Fair value	240	202
As of July 4, 2026 and December 31, 2025, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% adverse move in foreign currency exchange rates would result in a loss of approximately $285 million and $292 million, respectively.
As of July 4, 2026 and December 31, 2025, the potential change in fair value of our outstanding foreign exchange contracts assuming a hypothetical 10% favorable move in foreign currency exchange rates would result in a gain of approximately $341 million and $351 million, respectively.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 4, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $599.7 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended July 4, 2026, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 5, 2026 through May 2, 2026	178,256	$124.36	178,256	$677.6
May 3, 2026 through May 30, 2026	143,337	$136.97	143,337	$657.9
May 31, 2026 through July 4, 2026	414,280	$140.48	414,280	$599.7
Total	735,873	$135.89	735,873	$599.7

ITEM 5 — OTHER INFORMATION
RULE 10b5-1 TRADING PLAN
Insider Adoption or Termination of Trading Arrangements
During the three months ended July 4, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
AMENDED AND RESTATED 2019 LONG-TERM STOCK INCENTIVE PLAN
On May 14, 2026, the Company held its 2026 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the Company’s shareholders approved the amendment and restatement of the Company’s 2019 Long-Term Stock Incentive Plan, as previously amended and restated as of May 18, 2023 (the "Plan"). The amendments approved by the shareholders include (1) a 1,725,000-share increase in the total number of shares of the Company’s common stock available for issuance under the Plan, (2) a definition of the events constituting "Good Reason" and (3) language granting the Company the ability to grant awards to current or prospective consultants to the Company.
The foregoing description of the Plan amendments is qualified in its entirety by the full text of the Plan, as amended and restated, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (amended and restated as of May 14, 2026).
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
***	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
****	101.INS		XBRL Instance Document.
*****	101.SCH		XBRL Taxonomy Extension Schema Document.
*****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
*****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
*****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
*****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
****	104		Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
*****	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 31, 2026	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer